Form 10-Q
period 2021-03-31
SEMrush Holdings, Inc.
filed 2021-05-11
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-40276
Semrush Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4053265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
800 Boylston Street, Suite 2475
Boston, MA 02199
(Address of principal executive offices including zip code)

(800) 851-9959
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	SEMR	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes or ☐ No.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes or ☐ No.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of May 7, 2021, there were 10,719,266 shares of the registrant’s Class A Common Stock and 124,905,954 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for three months ended March 31, 2021 and 2020	2
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40
	Part II. Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Default Upon Senior Securities	83
Item 4.	Mine Safety Disclosure	83
Item 5.	Other Information	83
Item 6.	Exhibits	83
	Signatures	85

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$171,867	$35,531
Accounts receivable	2,383	1,399
Deferred contract costs, current portion	4,817	4,049
Prepaid expenses and other current assets	3,626	2,649
Total current assets	182,693	43,628
Property and equipment, net	3,876	2,968
Intangible assets, net	2,176	2,231
Goodwill	1,991	1,991
Deferred contract costs, net of current portion	2,000	1,670
Other long-term assets	1,130	2,470
Total assets	$193,866	$54,958
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$10,233	$8,654
Accrued expenses	10,286	7,719
Deferred revenue	32,078	26,537
Total current liabilities	52,597	42,910
Long-term liabilities
Deferred revenue, net of current portion	181	123
Deferred tax liability	153	209
Other long-term liabilities	1,024	497
Total liabilities	53,955	43,739
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of March 31, 2021; 3,379,400 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $8,000 at December 31, 2020)	—	7,789
Series A-1 redeemable convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of March 31, 2021; 1,837,600 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $5,000 at December 31, 2020)	—	10,270
Stockholders' equity (deficit)
Series B convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of March 31, 2021; 4,681,400 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $24,000 at December 31, 2020)	—	24,000
Undesignated preferred stock, $0.00001 par value - 100,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2021; no shares authorized, issued, or outstanding as of December 31, 2020	—	—
Common stock, $0.00001 par value - no shares authorized, issued, or outstanding as of March 31, 2021; 300,000,000 shares authorized, and 95,206,893 shares issued and 95,050,041 shares outstanding at December 31, 2020	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized, and 10,000,000 shares issued and outstanding as of March 31, 2021; no shares authorized, issued or outstanding as of December 31, 2020	—	—
Class B common stock, $0.00001 par value - 160,000,000 shares authorized, and 124,905,954 shares issued and 124,749,102 outstanding as of March 31, 2021; no shares authorized, issued or outstanding as of December 31, 2020	1	—
Additional paid-in capital	174,254	4,975
Accumulated deficit	(34,344)	(35,815)
Total stockholders’ equity (deficit)	139,911	(6,840)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	$193,866	$54,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$39,998	$27,787
Cost of revenue	8,773	6,611
Gross profit	31,225	21,176
Operating expenses
Sales and marketing	16,457	12,877
Research and development	5,358	4,237
General and administrative	7,904	5,933
Total operating expenses	29,719	23,047
Income (loss) from operations	1,506	(1,871)
Other income, net	51	56
Income (loss) before income taxes	1,557	(1,815)
Provision for income taxes	86	116
Net income (loss) and comprehensive income (loss)	$1,471	$(1,931)

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.02)
Diluted	$0.01	$(0.02)
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	96,376	94,593
Diluted	131,356	94,593
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	94,592,700	$—	—	$—	—	$—	$3,644	$(28,803)	$(1,159)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	205	—	205
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,931)	(1,931)
Balances at March 31, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	94,592,700	$—	—	$—	—	$—	3,849	(30,734)	(2,885)

Balances at December 31, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	95,050,041	$—	—	$—	—	$—	4,975	(35,815)	$(6,840)
Conversion of Preferred Stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of $13,378 in issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	3,861	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	593	—	593
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,471	1,471
Balances at March 31, 2021	—	$—	—	$—	—	$—	—	$—	10,000,000	$—	124,749,102	$1	$174,254	$(34,344)	$139,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities
Net income (loss)	$1,471	$(1,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	460	232
Amortization of deferred contract costs	1,322	1,104
Stock-based compensation expense	593	205
Deferred taxes	(56)	(57)
Changes in operating assets and liabilities
Accounts receivable	(985)	745
Deferred contract costs	(2,420)	(1,704)
Prepaid expenses and other current assets	(976)	(747)
Accounts payable	1,579	58
Accrued expenses	2,420	1,002
Deferred revenue	5,599	1,654
Net cash provided by operating activities	9,007	561
Investing Activities
Purchases of property and equipment	(166)	(1,084)
Purchases of convertible debt securities	(500)	—
Capitalization of internal-use software development costs	(123)	(297)
Cash paid for acquisition of business, net of cash acquired	(350)	—
Net cash used in investing activities	(1,139)	(1,381)
Financing Activities
Proceeds from exercise of stock options	7	—
Net proceeds from completing initial public offering	128,461	—
Payment of deferred offering costs	—	(16)
Net cash provided by (used in) financing activities	128,468	(16)
Increase in cash, cash equivalents and restricted cash	136,336	(836)
Cash, cash equivalents and restricted cash, at beginning of period	35,619	37,523
Cash, cash equivalents and restricted cash, at end of period	$171,955	$36,687
Supplemental cash flow disclosures
Cash paid for income taxes	$158	$154
Deferred offering costs incurred and not paid	$1,839	$—
Acquisition of fixed asset under capital lease	$1,024	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2021 and 2020
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Group”, the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and has wholly owned subsidiaries in Cyprus, Russia, the Czech Republic, Poland, and the United States.
The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological change, competitive pressure from substitute products or larger companies, protection of proprietary technology, management of international activities, the need to obtain additional financing to support growth, and dependence on third parties and key individuals.
2019 Reorganization
On December 19, 2019, Semrush Holdings was incorporated in the state of Delaware and entered into a Contribution and Exchange Agreement with SEMrush CY Ltd (“SEMrush CY”) (a private limited liability company organized under the Cyprus Companies Law, Cap 113), pursuant to which the holders of all outstanding shares of capital stock of SEMrush CY contributed those shares to Semrush Holdings in exchange for identical shares of capital stock of Semrush Holdings (the “2019 Share Exchange”). Upon the 2019 Share Exchange, Semrush Holdings became the holding company of SEMrush CY and its wholly owned subsidiaries and the historical consolidated financial statements of SEMrush CY became the historical consolidated financial statements of Semrush Holdings. The 2019 Share Exchange and related transactions were completed on December 27, 2019.
Initial Public Offering
On March 29, 2021, the Company closed its initial public offering (“IPO”) in which it sold 10,000,000 shares of its Class A common stock at a price to the public of $14.00 per share. The Company received $126.6 million in net proceeds after deducting approximately $13.4 million for underwriting discounts, commissions and offering expenses. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of redeemable convertible preferred stock and convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis and then reclassified into Class B common stock.
Effects of COVID-19
The Company considered the potential effects of the novel strain of coronavirus (“COVID-19”) pandemic on the Company. In March 2020, the World Health Organization declared the outbreak of COVID–19 a pandemic, and numerous new strains of COVID-19 have subsequently spread throughout the world. COVID–19 has continued to impact market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including restrictions with respect to business activities and travel restrictions, and “shelter–at–home” orders, that have had and may continue to have an adverse impact on the Company’s business and operations. In light of the evolving nature of COVID–19 and the uncertainty it has produced around the world, it is not possible to predict the COVID–19 pandemic’s cumulative and ultimate impact on the Company’s future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the spread of the outbreak both globally and within the U.S., the impact on capital, foreign currencies exchange and financial markets, and governmental or regulatory orders that impact the Company’s business, all of which are highly uncertain and cannot be predicted.
The Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date.
The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated March 24, 2021 (the “Prospectus”) as filed with the SEC on March 25, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2021, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Prospectus except as discussed below.
2.Summary of Significant Accounting Policies
Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include, but are not limited to, revenue recognition, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, expensing and capitalization of research and development costs for internal-use software, the average period of benefit associated with costs capitalized to obtain revenue contracts, the determination of the fair value of stock-based awards issued, stock-based compensation expense, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." The Company may take advantage of these exemptions until the Company is no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.

Revenue Recognition
The Company derives revenue from two sources: (1) subscription revenues via the Semrush Online Visibility Management Platform and the Prowly Public Relations Platform, which are comprised of subscription fees from customers accessing the Company’s SaaS services and related customer support; and (2) the Semrush Marketplace, which allows customers to pay a set fee for services or products offered through the marketplace.
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services. There were no changes to the Company’s revenue recognition policies since the filing of the Prospectus.
For the three months ended March 31, 2021 and 2020, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to the Semrush Marketplace was not material for the three months ended March 31, 2021 and 2020.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $5,599 as of March 31, 2021 compared December 31, 2020. During the three months ended March 31, 2021 and 2020, $13,303 and $9,583 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
The Company has elected to exclude amounts charged to customers for sales tax from the transaction price. Accordingly, revenue is presented net of any sales tax collected from customers.
Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that the Company disclose the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of the balance sheet dates reported.
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2021 and December 31, 2020 was $866 and $1,280, respectively, which the Company expects to recognize over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2021 and December 31, 2020. For performance obligations not satisfied as of March 31, 2021 and December 31, 2020, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2019. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and recorded as deferred contract costs in the consolidated balance sheet and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Sales commissions for renewals and upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as current deferred contract costs, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying consolidated statement of operations and comprehensive loss.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such determination at each balance sheet date.
Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. At both March 31, 2021 and December 31, 2020, restricted cash was $88, and related to cash held at a financial institution in an interest-bearing cash account as collateral for a letter of credit related to the contractual provisions for one of the Company’s building leases.
The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$171,867	$36,599
Restricted cash included in “prepaid expenses and other current assets” and “other long-term assets,” respectively	88	88
	$171,955	$36,687
Concentrations of Credit Risk and Significant Customers
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other hedging arrangements. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers of the Company. The Company routinely assesses the creditworthiness of its customers and generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

As of March 31, 2021 and December 31, 2020, no individual customer represented more than 10% of the Company’s accounts receivable. During the three months ended March 31, 2021 and 2020, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at March 31, 2021 and December 31, 2020, due to the short-term nature of these instruments.
The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See below for further discussion.
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three-level valuation hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
This guidance further identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
Level 1 inputs—Unadjusted observable quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period.
Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. As of March 31, 2021 and December 31, 2020, cash equivalents held in money market funds totaled $35,505 and $29,369, respectively.
As of March 31, 2021, the Company measured its investments in convertible notes (see Note 4) and its contingent consideration associated with the acquisition of Prowly.com sp. z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3) and did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2). Changes in fair value of the convertible notes were not material for the three months ended March 31, 2021 due to the short time period between when the investment was made and the balance sheet date. Changes in fair value of the contingent consideration associated with the Prowly acquisition were not material for the three months ended March 31, 2021. As of December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2).
Foreign Currency Translation
The Group operates in a multi-currency environment having transactions in such currencies as the U.S. dollar, Russian rubles, Czech koruna, euros, and others. The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar, with the exception of Prowly, where the functional currency is the local currency, the Zloty. The foreign currency translation adjustment as it relates to Prowly was immaterial for the three months ended March 31, 2021 and 2020. For all other entities, foreign currency transactions are measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each subsequent balance sheet date, foreign currency denominated assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Any differences resulting from the remeasurement of foreign denominated assets and liabilities of the international subsidiaries to the U.S. dollar functional currency are recorded within other income (expense) in the unaudited condensed consolidated statement of operations and comprehensive loss. The foreign currency exchange gain (loss) included in other income for the three months ended March 31, 2021 and 2020 was $44 and $(107), respectively.
Net Income (Loss) Per Share
Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). Prior to the completion of the IPO, the Company considered the shares of Preferred Stock to be participating securities because they include rights to participate in dividends with the common stock. As of March 31, 2021, the Company did not have any participating securities outstanding.
Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses.
During the three months ended March 31, 2021, the Company amended its certificate of incorporation to create two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 9, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one (1) vote per share and each share of Class B common stock is entitled to ten (10) votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Shares of Class B common stock are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. See Note 9 to these unaudited condensed consolidated financial statements for additional information regarding the current conversion and transfer terms of the Company’s common stock. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one to one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
Diluted net income (loss) per share gives effect to all potentially dilutive securities. Potential dilutive securities consist of shares of common stock issuable upon the exercise of stock options, shares of common stock issuable upon the conversion of the outstanding shares of Preferred Stock, and shares of common stock issuable upon the vesting of restricted stock awards or restricted stock units.
For the three months ended March 31, 2021, dilutive net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period, the dilutive impact of stock options, shares of common stock issuable upon the vesting of RSUs, and the dilutive impact of shares issuable upon the conversion of the outstanding shares of Preferred Stock.
For the three months ended March 31, 2020, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation for the three months ended March 31, 2020 as their effect would have been anti-dilutive due to the net losses incurred for the period.
The following table presents a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2021	2020
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	96,375,531	94,592,700
Dilutive effect of share equivalents resulting from stock options	6,151,361	—
Dilutive effect of share equivalents resulting from RSAs	123,841	—
Dilutive effect of shares issuable upon conversion of preferred stock	28,705,360	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	131,356,093	94,592,700
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Stock options outstanding	—	6,286,357
Shares of Preferred Stock	—	29,695,200
Restricted stock units outstanding	1,733	—

Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. The Company had no items qualifying as other comprehensive income (loss) with the exception of an immaterial cumulative translation adjustment related to the Prowly entity and an immaterial fair-value adjustment related to the convertible note investments; accordingly, comprehensive income (loss) equaled total net loss for the three months ended March 31, 2021 and 2020.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement, and presentation of expenses and cash flows arising from a lease. For public entities, ASU 2016-02 is effective for years beginning after December 15, 2019. For non-public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2021 and interim periods in annual periods beginning after December 15, 2022. Early adoption is permitted. The Company plans to adopt this guidance in the year ended December 31, 2022. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. ASU 2016-13 affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. For non-public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company plans to adopt this guidance in the year ended December 31, 2021. The Company is currently evaluating ASU 2016-13 and the potential impact on its condensed consolidated financial statements and financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for public entities for years beginning after December 15, 2019, and interim periods within those years. For non-public companies, ASU 2081-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance in the year ended December 31, 2021. The Company is currently assessing the impact that adopting this guidance will have on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the ASU is effective for years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. For non-public companies, the new standard is effective for years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance in the year ended December 31, 2021. The Company is currently assessing the impact that adopting this guidance will have on its condensed consolidated financial statements.
3.    Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Computer equipment	$3,383	$3,513
Furniture and office equipment	877	1,041
Leasehold improvements	1,142	667
Capital leases	1,024	—
Total property and equipment	6,426	5,221
Less: accumulated depreciation and amortization	(2,550)	(2,253)
Property and equipment, net	$3,876	$2,968
Depreciation and amortization expense related to property and equipment was $344 and $203 for the three months ended March 31, 2021 and 2020, respectively.
4.    Other Long-Term Assets
Deferred Offering Costs
Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO and to a credit facility, are deferred. The deferred issuance costs relating to the IPO were offset against IPO proceeds upon the consummation of the Company’s offering. The deferred costs relating to the credit facility are being amortized to interest expense up through the maturity date of the facility. As of March 31, 2021 and December 31, 2020, the Company had deferred offering costs relating to the IPO of $0 and $1,839. As of March 31, 2021 and December 31, 2020, the Company had $578 and $630, respectively, in issuance costs relating to the credit facility. The issuance costs for the IPO and credit facility are classified in other long-term assets in the accompanying unaudited condensed consolidated balance sheets.
Investments in Convertible Debt
In January 2021, the Company purchased two convertible debt securities for a total aggregate investment of $500. Both investments mature on January 1, 2023 and receive interest at an annual rate of 6%. Interest accrues and becomes payable upon conversion of the convertible notes, or will be paid in connection with the repayment in full of the principal amount of such convertible notes.
These convertible note investments are classified as available-for-sale securities with changes in fair value reported in other comprehensive income (loss). Changes in fair value were not material for the three months ended March 31, 2021 due to the short time period between when the investment was made and the balance sheet date. These investments are classified in other long-term assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity date.

5.    Acquisitions, Acquired Intangible Assets, and Goodwill
Acquisitions
On August 27, 2020, the Company acquired 100% of the outstanding capital of Prowly for cash consideration of $3,317. In addition to the purchase consideration, the founders of Prowly are eligible to earn up to a maximum of $2,750 in aggregate additional consideration based on the satisfaction of certain earnings targets as defined in the purchase agreement. For the three months ended March 31, 2021, the Company recognized compensation expense of $56 as compensation expense related to the additional consideration.
Intangible Assets
Intangible assets consisted of intangible assets resulting from the acquisition of Prowly and capitalized internal-use software development costs. Intangible assets consists of the following:

	As of March 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	1,194	(109)	1,085
Trade name	68	(9)	59
Capitalized internal-use software	1,684	(652)	1,032
Total as of March 31, 2021	$2,946	$(770)	$2,176

	As of December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	1,194	(66)	1,128
Trade name	68	(3)	65
Capitalized internal-use software	1,561	(523)	1,038
Total as of December 31, 2020	$2,823	$(592)	$2,231
During the three months ended March 31, 2021 and 2020, the Company capitalized $123 and $200, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets. The Company recorded amortization expense associated with its capitalized development costs of $129 and $52 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the capitalized internal-use software asset balances totaled $1,032 and $1,038, respectively.
Amortization expense for acquired intangible assets was $55 for the three months ended March 31, 2021.

As of March 31, 2021, future amortization expense is expected to be as follows:

Amount
Remainder of 2021	$519
2022	559
2023	428
2024	199
2025 and thereafter	471
Total	$2,176
Goodwill
The was no change in the carrying value of goodwill of $1,991 from December 31, 2020 through March 31, 2021.

6.    Accrued expenses
Accrued expenses consist of the following:

	As of
	March 31, 2021	December 31, 2020
Employee compensation	$4,776	$4,478
Vacation reserves	464	465
Other current liabilities	5,046	2,776
Total accrued expenses	$10,286	$7,719

7.     Revolving Credit Facility
Senior Secured Revolving Credit Facility
On January 12, 2021, the Company executed a credit agreement with JPMorgan Chase Bank, N.A., in the form of a revolving credit facility, that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The availability of the credit facility is subject to the borrowing base based on an advance rate of 400% multiplied by annualized retention applied to monthly recurring revenue. The credit facility has a maturity of three years and will mature on January 12, 2024.
Borrowings under the credit facility bear interest at the Company’s option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). The Company is also required to pay a 0.25% per annum fee on undrawn amounts under the Company’s revolving credit facility, payable quarterly in arrears.

As of March 31, 2021, the Company has not drawn on this revolving credit facility. For the three months ended March 31, 2021, the Company incurred $53 in interest expense relating to this credit facility.

8.    Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. For the three months ended March 31, 2021 and 2020, we recorded provisions for income taxes of $86 and $116, respectively. Our effective tax rate for the three months ended March 31, 2021 and 2020 was lower than the U.S. statutory rate primarily due to the valuation allowance.
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, we reassess any valuation allowances that we maintain on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. We will maintain a valuation allowance on certain federal, state, and foreign tax attributes that we expect will expire prior to the utilization.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. We do not currently expect the CARES Act to have a significant impact on our provision for income taxes.

9.    Redeemable Convertible Preferred Stock and Stockholders’ Equity
Prior to the IPO, the authorized capital stock of the Company included 9,898,400 shares of preferred stock, of which 3,379,400 shares have been designated as Series A Redeemable Convertible Preferred Stock, 1,837,600 shares have been designated as Series A-1 Redeemable Convertible Preferred Stock and 4,681,400 shares have been designated as Series B Convertible Preferred Stock (collectively the “Preferred Stock”).
Immediately prior to the closing of the IPO, the outstanding shares of Preferred Stock were converted on a three-for-one basis into 29,695,200 shares of common stock. The holders of the Company’s Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.
As of March 31, 2021, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
Each share of Class A common stock entitles the holder to one vote for each share on all matters submitted to a vote of the Company's stockholders at all meetings of stockholders and written actions in lieu of meetings. Each share of Class B common stock entitles the holder to ten votes for each share on all matters submitted to a vote of the Company's stockholders at all meetings of stockholders and written actions in lieu of meetings.
Holders of Class A common stock and Class B common stock are entitled to receive dividends, when and if declared by the board of directors (the “Board”).

Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Automatic conversion shall occur upon the occurrence of (i) a Transfer, as defined in the amended and restated certificate of incorporation, of such share of Class B common stock, (ii) the affirmative vote of at least two-thirds of the outstanding shares of Class B common stock, voting as a single class, or (iii) on or after the earlier to occur of (a) the seventh year anniversary of the effectiveness of the amended and restated certificate of incorporation or (b) the date on which the outstanding shares of Class B common stock represents less than 10% of the aggregate number of the then outstanding shares of Class A common stock and Class B common stock. Further, upon either the death or incapacitation of a holder of Class B common stock, the shares held by such shareholder shall automatically be converted into one share of Class A common stock.
Stock Split
On March 15, 2021, the Board approved a 3-for-1 stock-split of the Company’s common stock. The stock split was approved by the stockholders on March 15, 2021 and became effective on March 15, 2021. Upon the effectiveness of the stock split, (i) every one share of common stock outstanding was increased to 3 shares of common stock, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally increased on a 3-for-1 basis, and (iii) the exercise price of each outstanding option to purchase common stock was proportionately decreased on a 3-for-1 basis. Additionally, shares of common stock reserved for issuance upon the conversion of the Company’s Preferred Stock were proportionately increased on a 3-for-1 basis and the respective conversion prices of the Preferred Stock were proportionately reduced. All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the stock split.
Common Stock Reserved for Future Issuance
As of March 31, 2021, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	7,591,554
Options reserved for future issuance	13,483,501
Restricted stock outstanding	156,852
Restricted stock units	19,500
Total authorized shares of common stock reserved for future issuance	21,251,407
n
10.    Stock-Based Compensation
In 2019, the Board adopted the Semrush Holdings, Inc. 2019 Stock Option and Grant Plan (the “2019 Plan”), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards, including restricted stock unit awards, to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 8,682,600 shares of the Company’s common stock. In July 2020, the Plan was amended to provide for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 10,163,772 shares of the Company’s common stock. Stock options generally vest over a 4 year period and expire 10 years from the date of grant. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).
The Semrush Holdings, Inc. 2021 Stock Option and Incentive Plan (the “2021 Plan”) was adopted by the Board March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The 2021 Plan replaced the 2019 Plan as the Board determined not to make additional awards under the

2019 Plan following the pricing of the Company’s IPO. The 2021 Plan allows the compensation committee of the Board to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).
The Company initially reserved 13,503,001 shares of Class A common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 5% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations. For stock-based awards issued under the Company’s stock-based compensation plans to employees and members of the Board for their services on the Board, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as discussed further below. For service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
Given the absence of an active market for the Company’s common stock prior to the completion of the IPO, the Board, the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s common stock at the time of each grant of a stock-based award. The Company and the Board utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology included estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, in determining the value of the Company’s common stock at each grant date, including the following factors: (1) prices paid for the Company’s Preferred Stock, which the Company had sold to outside investors in arm’s-length transactions, and the rights, preferences, and privileges of the Company’s Preferred Stock and common stock; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development and revenue growth; (4) the fact that the grants of stock-based awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an IPO or sale of the Company, given prevailing market conditions.
The Company believes this methodology to be reasonable based upon the Company’s internal peer company analyses, and further supported by several arm’s-length transactions involving the Company’s Preferred Stock. As the Company’s common stock is not actively traded, the determination of fair value involves assumptions, judgments, and estimates. If different assumptions were made, stock-based compensation expense, consolidated net income (loss) and consolidated net income (loss) per share could have been significantly different.
The Company has recorded stock-based compensation expense for stock options of $593 and $205 during the three months ended March 31, 2021 and 2020, respectively. The following table shows stock-

based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	For the Three Months Ended March 31,
	2021	2020
Cost of revenue	$7	$5
Sales and marketing	190	27
Research and development	67	29
General and administrative	329	144
Total stock-based compensation	$593	$205
As of March 31, 2021, there was $5,024 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.12 years.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. As there was no public market for its common stock prior to March 25, 2021, which was the first day of trading, and as the trading history of the Company’s common stock was limited through March 31, 2021, the Company determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. The Company has not paid, nor anticipates paying, cash dividends on its ordinary shares; therefore, the expected dividend yield is assumed to be zero.

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended March 31,
	2021	2020
Expected volatility	52.0%	46.7%
Weighted-average risk-free interest rate	0.58%	1.46%
Expected dividend yield	—	—
Expected life – in years	6	6
A summary of the Company’s option activity as of March 31, 2021, which all occurred under the Semrush Holdings, Inc. Amended and Restated 2019 Stock Option and Grant Plan (the “2019 Plan”), and changes during the three months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	7,611,258	$1.37	8.40
Granted	34,500	6.21
Exercised	(3,861)	1.35
Forfeited	(50,343)	2.00
Outstanding at March 31, 2021	7,591,554	1.39	8.28
Options exercisable at March 31, 2021	3,309,264	0.94	7.60
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020 was $9.09 and $1.70 per share, respectively. No tax benefits were realized from options during the three months ended March 31, 2021.
The aggregate intrinsic value of options outstanding as of March 31, 2021 and December 31, 2020 was $79,858 and $36,816, respectively.
The aggregate intrinsic value for options exercised during the three months ended March 31, 2021 was $19. No options were exercised for the three months ended March 31,2020.
The aggregate intrinsic value for options exercisable as of March 31, 2021 was $36,313.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2021 and December 31, 2020, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. On March 3, 2021, the Company granted, to an employee, a restricted stock unit award for 19,500 shares of Class A common stock under the 2021 Plan.
2021 Employee Stock Purchase Plan
The Semrush Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 3,000,667 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the least of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31; (ii) 3,000,667 shares or (iii) such lesser number of shares of Class A common stock as determined by the ESPP administrator. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The Company expects to offer, sell and issue shares of common stock under the ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the ESPP. The Company has not issued any shares of Class A common stock under the ESPP.
11.    Commitments and Contingencies
The Company leases office facilities under noncancelable operating leases that expire at various dates through 2024. In addition, the Company has multi-year commitments with data centers. Some of these lease agreements contain escalating rent payments. Rent expense is recorded on a straight-line basis. Rent expense was $928 and $1,086 for the three months ended March 31, 2021 and 2020, respectively. The Company also has non-cancelable commitments related to its data centers.
Future minimum amounts payable as of March 31, 2021, under the office facilities operating leases and data center agreements are as follows:

Operating Leases
Remainder of 2021	$3,070
2022	3,109
2023	1,515
2024	459
2025 and thereafter	—
Total minimum lease payments	$8,153
During the year ended December 31, 2020, the Company entered into leasing arrangements for certain data center equipment under non-cancelable capital leases. The leasing arrangements have terms of 36 months beginning on the date the Company accepts the installation of the equipment subject to the lease. As of December 31, 2020, the equipment had not been installed and the Company had not accepted the equipment under these leases, and as such the lease commencement date had not begun. During the three months ended March 31, 2021, a portion of the equipment was installed and the related lease commenced. The Company is required to make total payments of $6,045 over the term of the leases which is excluded from the table above. The Company recorded $1,024 in capital leases to property and equipment, net, as of March 31, 2021 (see Note 3), which is being depreciated over the lease term of 36 months. The $1,024 of capital leases represents the total balance of other-long term liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2021.
In addition to the lease commitments above, the Company also has multi-year commitments with certain data providers. The Company is committed to spend approximately $4,124, $6,776, and $1,933 for the remainder of the year ending December 31, 2021, and for the years ending December 31, 2022, and 2023, respectively, for data services.

Litigation
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2021, the Company has not incurred any costs for the above guarantees and indemnities.
In certain circumstances, the Company warrants that its services will perform in all material respects in accordance with its standard published specification documentation in effect at the time of delivery of the services to the customer for the term of the agreement. To date, the Company has not incurred significant expense under its warranties and, as a result, the Company believes the estimated fair value of these agreements is immaterial.
12.    Components of Other Income, Net
The components of other income, net, are as follows:

	For the Three Months Ended March 31,
	2021	2020
Foreign currency exchange gain (loss)	44	(107)
Other, net	7	163
Other income, net	$51	$56
13.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three months ended March 31, 2021 and 2020, the Company made matching contributions of $90 and $34, respectively, to the 401(k) Plan.
14.    Segment and Geographic Information
Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment.
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	For the Three Months Ended March 31,
	2021	2020
Revenue:
United States	$18,132	$12,886
United Kingdom	4,195	2,994
Other	17,671	11,907
Total revenue	$39,998	$27,787
Property and equipment, net by geographic location consists of the following:

	As of
	March 31, 2021	December 31, 2020
Property and equipment, net:
United States	$2,020	$1,023
Russia	1,360	1,450
Czech Republic	440	439
Other	56	56
Total assets	$3,876	$2,968

15.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2021 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements and except as disclosed below.
Exercise of Overallotment Option
On April 20, 2021, the underwriters of the Company’s IPO partially exercised their option to purchase additional shares of Class A common stock. In connection with the closing of the partial exercise on April 23, 2021, the underwriters purchased 719,266 shares of the Company’s Class A common stock for net proceeds to the Company of $9.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, along with the financial information included in our prospectus dated March 24, 2021 (the “Prospectus”) as filed with the Securities Exchange Commission (the “SEC”) on March 25, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about Semrush Holdings, Inc. (“Semrush Holdings”) and our subsidiaries (collectively, the “Group”, the “Company”, “Semrush”, “we”, “us”, or “our”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our revenue, annual recurring revenue (“ARR”), costs of revenue, gross profit or gross margin and operating expenses;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•anticipated trends and growth rates in our business and in the markets in which we operate;
•our ability to maintain the security and availability of our internal networks and platform;
•our ability to attract new paying customers and convert free customers into paying customers;
•our ability to retain and expand sales to our existing paying customers, including upgrades to premium subscriptions, purchases of add-on offerings, and increasing the number of authorized users per paying customer;
•our ability to access, collect, and analyze data;
•our ability to successfully expand in our existing markets and into new markets;
•our ability to effectively manage our growth and future expenses;
•our ability to continue to innovate and develop new products and features, improve our data assets, and enhance our technological capabilities;
•our estimated total addressable market;

•our ability to maintain, protect, and enhance our intellectual property;
•our ability to comply with modified or new laws and regulations applying to our business;
•the attraction and retention of qualified employees and key personnel;
•our anticipated investments in sales and marketing, and research and development;
•our ability to successfully defend litigation brought against us;
•our ability to successfully acquire and integrate companies and assets;
•the increased expenses associated with being a public company;
•our use of the net proceeds from our initial public offering (“IPO”); and
•the impact of the novel strain of coronavirus (“COVID-19”) on our business and industry.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
Company Overview
We are a leading online visibility management software-as-a-service (“SaaS”) platform, enabling companies globally to identify and reach the right audience in the right context and through the right channels. Online visibility represents how effectively companies connect with consumers across a variety of digital channels, including search, social and digital media, digital public relations, and review websites.

Our proprietary SaaS platform enables us to aggregate and enrich trillions of data points collected from hundreds of millions of unique domains, social media platforms, online ads, and web traffic. This allows our customers to understand trends, derive unique and actionable insights to improve their websites and social media pages, and distribute highly relevant content to their targeted customers across channels to drive high-quality traffic.
On March 29, 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our Class A common stock at a public offering price of $14.00 per share for aggregate gross proceeds of $140.0 million. We received approximately $126.6 million in net proceeds after deducting $9.8 million of underwriting discounts and commissions and approximately $3.6 million in offering costs. In connection with the closing of the IPO, all of the outstanding shares of our Preferred Stock and Common Stock automatically converted into 124,905,954 shares of Class B common stock.
We generate substantially all of our revenue from monthly and annual subscriptions to our online visibility management platform under a SaaS model. Subscription revenue is recognized ratably over the contract term beginning on the date the product is made available to customers.
We have one reportable segment. See Note 14 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as the daily revenue of all paid subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as the annual recurring paid subscriptions so long as we do not have any indication that a customer has cancelled or intends to cancel its subscription and we continue to generate revenue from them. As of March 31, 2021 and 2020, we had more than 72,000 paying customers and 56,000 paying customers, respectively, accounting for $167.6 million and $109.5 million in ARR, respectively.
Retaining and Expanding Sales to Our Existing Customers
We serve a diverse customer base across a variety of sizes and industries that is focused on maximizing their online visibility. We believe there is a significant opportunity to expand within our existing customer base as customers often initially purchase our entry-level subscription, which offers lower usage limits and limited user licenses, as well as fewer features. We have demonstrated the ability to expand contract values with our existing customers as they use our products and recognize the critical nature of our platform and often seek premium offerings through incremental usage, features, add-ons, and additional user licenses.
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of March 31, 2021 and 2020 was $2,274 and $1,942, respectively. We define ARR per paying customer during a given period as ARR from our paying customers at the end of the period divided by the number of paying customers as of the end of the same period. We define the number of paying customers as the number of unique business and individual customers at the end of a particular period. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
Sustaining Product and Technology Innovation
We have a strong track record of developing new products that have high adoption rates among our paying customers. Our product development organization plays a critical role in continuing to enhance the effectiveness and differentiation of our technology in an evolving landscape and maximizing retention of our existing customers. We intend to continue investing in product development to improve our data assets, expand our products and enhance our technological capabilities.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that free cash flow and free cash flow margin, each a non-GAAP financial measure, are useful in evaluating the performance of our business.
Free cash flow and free cash flow margin
We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by total revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allow us to better understand the cash needs of our business. While we believe that free cash flow and free cash flow margin are useful in evaluating our business, free cash flow and free cash flow margin are each a non-GAAP financial measure that have limitations as an analytical tool, and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash used in operating activities in accordance with GAAP. The utility of each of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as tool for comparison. A summary of our cash flows from operating, investing and financing activities is provided below. We recommend that you review the reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash used in operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, provided below, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Three Months Ended March 31, (in thousands)
	2021	2020
Net cash provided by operating activities	$9,007	$561
Net cash used in investing activities	(1,139)	(1,381)
Net cash provided by (used in) financing activities	128,468	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	$136,336	(836)

	Three Months Ended March 31, (in thousands)
	2021	2020
Net cash provided by operating activities	$9,007	$561
Purchases of property and equipment	(166)	(1,084)
Capitalization of internal-use software costs	(123)	(297)
Free cash flow	$8,718	$(820)

	Three Months Ended March 31, (in thousands)
	2021	2020
Net cash provided by operating activities (as a percentage of revenue)	22.5%	2.0%
Purchases of property and equipment (as a percentage of revenue)	(0.4)%	(3.9)%
Capitalization of internal-use software costs (as a percentage of revenue)	(0.3)%	(1.1)%
Free cash flow margin	21.8%	(3.0)%
Components of our Results of Operations
Revenue
We generate nearly all of our revenue from subscriptions to our online visibility management platform under a SaaS model. Subscription revenue is recognized ratably over the contract term beginning on the date on which we provide the customer access to our platform. Our customers do not have the right to take possession of our software. Our subscriptions are generally non-cancellable during the contractual subscription term, however our subscription contracts contain a right to a refund if requested within seven days of purchase.
We offer our paid products to customers via monthly or annual subscription plans, as well as one-time and ongoing add-ons. As of March 31, 2021 and 2020, approximately 77% and 76%, respectively, of our paying customers purchased monthly subscription plans. Our subscription-based model enables customers to select a plan based on their needs and license our platform on a per user per month basis.
As of March 31, 2021, we served approximately 72,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three months ended March 31, 2021 and 2020, no single customer accounted for more than 1% of our revenue.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform, acquiring data, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team and our customer success team, and data acquisition costs. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, allocated overhead costs, depreciation expense and amortization associated with the Company’s property and equipment, and amortization of capitalized software development costs and other intangible assets. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

We expect our cost of revenue to increase in absolute dollars due to expenditures related to the purchase of hardware, data, expansion, and support of our data center operations and customer support teams. We also expect that cost of revenue as a percentage of revenue will decrease over time as we are able to achieve economies of scale in our business, although it may fluctuate from period to period depending on the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in any particular quarterly or annual period.
Operating Expenses
Research and Development
Research and development expenses primarily consist of personnel and related costs, including salaries, benefits, incentive compensation, stock-based compensation, and allocated overhead costs. Research and development expenses also include depreciation expense and other expenses associated with product development. Other than internal-use software costs that qualify for capitalization, research and development costs are expensed as incurred. We plan to increase the dollar amount of our investment in research and development for the foreseeable future as we focus on developing new products, features, and enhancements to our platform. We believe that investing in the development of new products, features, and enhancements improves customer experience, makes our platform more attractive to new paying customers and provides us with opportunities to expand sales to existing paying customers and convert free customers to paying customers. However, we expect our research and development expenses to decrease as a percentage of our revenue over time.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs directly associated with our sales and marketing department, including salaries, benefits, incentive compensation, and stock-based compensation, online advertising expenses, and marketing and promotional expenses, as well as allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized on a straight-line basis over the average period of benefit, which we estimate to be two years. We expect that our sales and marketing expenses will continue to increase in absolute dollars in the year ending December 31, 2021. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.
General and Administrative
General and administrative expenses primarily consist of personnel and related expenses, including salaries, benefits, incentive compensation, and stock-based compensation, associated with our finance, legal, human resources, and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting, and other consulting services, insurance, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, increases in insurance premiums, investor relations and professional services. We expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of revenue over time.
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. The functional currency of our international operations is the U.S. dollar except for Prowly, which is Polish Zloty. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
Other income, net also includes amounts for other miscellaneous income and expense unrelated to our core operations.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the three months ended March 31, 2021 and 2020 primarily relates to income earned in certain foreign jurisdictions.
Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$39,998	$27,787
Cost of revenue (1)	8,773	6,611
Gross profit	31,225	21,176
Operating expenses
Sales and marketing (1)	16,457	12,877
Research and development (1)	5,358	4,237
General and administrative (1)	7,904	5,933
Total operating expenses	29,719	23,047
Income (loss) from operations	1,506	(1,871)
Other income, net	51	56
Income (loss) before income taxes	1,557	(1,815)
Provision for income taxes	86	116
Net income (loss)	$1,471	$(1,931)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$7	$5
Sales and marketing	190	27
Research and development	67	29
General and administrative	329	144
Total stock-based compensation	$593	$205

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	22%	24%
Gross profit	78%	76%
Operating expenses
Sales and marketing	41%	46%
Research and development	13%	15%
General and administrative	20%	22%
Total operating expenses	74%	83%
Income (loss) from operations	4%	(6)%
Other income, net	—%	—%
Income (loss) before income taxes	4%	(6)%
Provision for income taxes	—%	—%
Net income (loss)	4%	(6)%

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue
Our revenue during the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$39,998	27,787	$12,211	44%

Revenue increased in all regions and was most pronounced in the United States. The majority of this increase was driven by an increase in the number of paying customers from 56,000 as of March 31, 2020 to 72,000 as of March 31, 2021. The net income for the three months ended March 31, 2021 was partially driven by an increase in the subscription price of our core product.

The locations of our paying customers during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
United States	$18,132	$12,886
United Kingdom	4,195	2,994
Other	17,671	11,907
Total revenue	$39,998	$27,787

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$8,773	$6,611	$2,162	33%
Gross profit	$31,225	$21,176	$10,049	47%
Gross margin	78.1%	76.2%

The increase in cost of revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the following changes:

Change
(in thousands)
Hosting fees	$446
Integration and data costs	787
Merchant fees	309
Other	620
Cost of revenue	$2,162

Hosting fees increased, driven by the additional costs associated with our growth in subscription revenue and the additional costs associated with expanding our relationships with our current paying subscribers. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Merchant fees increased commensurate with sales growth. Other costs increased primarily as a result of a 95% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth.

Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$16,457	$12,877	$3,580	28%
Percentage of total revenue	41%	46%

The increase in sales and marketing expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,156
Advertising expense	1,503
Other	(79)
Sales and marketing	$3,580
Personnel costs increased primarily as a result of a 24% increase in headcount as we continue to expand our sales teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased quarter over quarter partially due to the amortization of commissions paid in prior periods, as well as expense associated with the amortization of commissions paid and capitalized during the three months ended March 31, 2021, which increased compared to the three months ended March 31, 2020 due to the overall growth in sales. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
Research and Development

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$5,358	$4,237	$1,121	26%
Percentage of total revenue	13%	15%

Research and development costs increased primarily as a result of a 31% increase in headcount as we continue to expand our product development teams.
General and administrative

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$7,904	$5,933	$1,971	33%
Percentage of total revenue	20%	21%

The increase in general and administrative expense was primarily driven by a 47% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, and internal support teams. It was also driven by a 167% increase in stock-based compensation applicable to these teams.
Other Income, Net

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income, net	$51	$56	$(5)	(9)%
Percentage of total revenue	—%	—%

The relatively small decrease in other income was partially driven by changes in the foreign exchange gains or losses from foreign currency translation adjustments associated with our international activities.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$86	$116	$(30)	(26)%
Percentage of total revenue	—%	—%
The provision for income taxes is primarily attributable to estimated taxes related to our foreign jurisdictions.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds of $126.6 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our IPO in March 2021, the net proceeds we received through private sales of equity securities, as well as sales of premium subscriptions to our platform.
As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents of $171.9 million and accounts receivable of $2.4 million. With the exception of this three month period ended March 31, 2021, we have generated losses from operations since inception. With the exception of this three month period ended March 31, 2021, we expect to continue to incur operating losses and negative cash flows for the foreseeable future due to the investments in our business we intend to make as described above.
Our principal uses of cash in recent periods have been to fund operations and invest in capital expenditures, and are held in cash deposits and money market funds.
We believe our existing cash will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market acceptance of our platform and products. In the future, we may enter into arrangements to acquire or invest in complementary companies, products, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations, and financial condition could be adversely affected.
Our Credit Facility
Pursuant to the Credit Agreement among us and Semrush Inc., a Delaware corporation (“Semrush US Sub”), each as a borrower, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as the administrative agent, as amended from time to time, we have a senior secured credit facility that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The availability of the credit facility is subject to the borrowing base based on an advance rate of 400% multiplied by annualized retention applied to monthly recurring revenue. The credit facility has a maturity of three years and will mature on January 12, 2024.
Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears.

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing and product and development departments, and hosting costs.
Net cash provided by operating activities during the three months ended March 31, 2021 was $9.0 million, which resulted from a net income of $1.5 million adjusted for non-cash charges of $2.3 million and a net cash inflow of $5.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.5 million of depreciation and amortization expense, $1.3 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $0.6 million of stock-based compensation expense. The changes in operating assets and liabilities was primarily the result of a $5.6 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $2.4 million increase in accrued expenses, and a $1.6 million increase in accounts payable. These inflows were partially offset by a $2.4 million increase in deferred contract costs, a $1.0 million increase in prepaid expenses and other current assets, and a $1.0 million increase in accounts receivable.
Net cash provided by operating activities during the three months ended March 31, 2020 was $0.6 million, which resulted from a net loss of $1.9 million adjusted for non-cash charges of $1.5 million and net cash inflow of $1.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $1.1 million for amortization of deferred contract acquisition costs related to capitalized commissions, $0.2 million of stock-based compensation expense, and $0.2 million of depreciation and amortization expense. The changes in operating assets and liabilities was primarily the result of a $1.7 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $1.0 million increase in accrued expenses, a $0.7 million decrease in accounts receivable, and a $0.1 million increase in accounts payable. These inflows were partially offset by a $1.7 million increase in deferred contract costs and a $0.7 million increase in prepaid expenses and other current assets.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $1.1 million and $1.4 million, respectively. The decrease of $0.2 million of cash used in investing activities was primarily due to the reduced purchases of computer equipment and hardware, as well as a decrease in capitalized costs associated with internal use software. During the three months ended March 31, 2021, cash used in investing activities also included $500 paid for two convertible debt securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $128.5 million, primarily consisting of the net proceeds from the IPO. Net cash used in financing activities for the three months ended March 31, 2020 was insignificant and consisted entirely of payments of deferred offering costs.
Contractual Obligations
As of March 31, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in the Prospectus, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.
Recent Accounting Pronouncements
Refer to the section titled “Recent Accounting Pronouncements” in Note 2 of the notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates” in the Prospectus and in Note 2 of the notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates and inflation. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We had cash and cash equivalents of $171.9 million and $35.5 million as of March 31, 2021 and December 31, 2020, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of March 31, 2021, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the base rate, subject to a 3.25% floor (or 1.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears.
We did not have any current investments in marketable securities as of March 31, 2021 and 2020.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, rubles, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in these foreign currencies, primarily the ruble. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the ruble would result in a $3.4 million loss or gain on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2021, the Company’s disclosure controls and procedures were not effective.
As previously disclosed under the section titled “Risk Factors” of the Prospectus, in connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there were deficiencies in the design and operation of internal controls over the identification and review of complex accounting issues involving significant judgment or estimates with respect to certain prior period transactions.
Notwithstanding the identified material weakness, our management believes the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Plan for Material Weakness
Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weakness, we implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance personnel, and engaging financial consultants to enable the implementation of internal control over financial reporting. Further, changes and improvements in our internal control over financial reporting environment will be implemented based on ongoing management reviews and the continued implementation of the remediation plan.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we may become in involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.
Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:
• We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions, and our business and operating results will be harmed if our paying customers do not renew their premium subscriptions.
• Our business and operating results will be harmed if our paying customers do not upgrade their premium subscriptions or if they fail to purchase additional products.
• If we fail to attract new potential customers through unpaid and paid marketing efforts, register them for trials, and convert them into paying customers, our operating results would be harmed.
• The market in which we operate is intensely competitive, and if we do not compete effectively, our ability to attract and retain free and paying customers could be harmed, which would negatively impact our business and operating results.
• Our products depend on publicly available and paid third-party data sources, and, if we lose access to data provided by such data sources or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
• Our ability to introduce new products and add-ons is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts or use product and development teams effectively, our business and operating results may be harmed.
• If we are unable to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to maintain and expand our customer base may be impaired, and our business and financial results may be harmed.

• We depend on our executive officers and other key employees, and the loss of one or more of these employees could harm our business.
• An inability to attract and retain other highly skilled employees could harm our business.
• Changes by search engines, social networking sites, and other third-party services to their underlying technology configurations or policies regarding the use of their platforms and/or technologies for commercial purposes, including anti-spam policies, may limit the efficacy of certain of our products, tools, and add-ons and as a result, our business may suffer.
• If the security of the confidential information or personal information of any customers of our platform is breached or otherwise subjected to unauthorized access or disclosure, our reputation may be harmed and we may be exposed to liability.
• The effects of the COVID-19 pandemic are uncertain and may materially affect our customers or potential customers and how we operate our business, and the duration and extent to which the pandemic continues to threaten our future operating results remains uncertain.
• If the use of cookies or other tracking technologies becomes subject to unfavorable legislation or regulation, is restricted by internet users or other third parties or is blocked or limited by users or by technical changes on end users’ devices, our ability to attract new customers and to develop and provide certain products could be diminished or eliminated.
• We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.

Most Material Risks to Us
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions, and our business and operating results will be harmed if our paying customers do not renew their premium subscriptions.
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions. Our business and financial results depend on our paying customers renewing their subscriptions for our products when existing contract terms expire. Although our customer agreements provide for auto-renewal of subscriptions, our paying customers have no obligation to renew their premium subscriptions if they provide proper notice of their desire not to renew, and we cannot guarantee that they will renew their premium subscriptions for the same or longer terms, the same or a greater number of user licenses or products and add-ons, or at all. We offer premium subscriptions on a monthly or annual basis with our annual subscriptions receiving a discount for the longer-term commitment. Our paying customers predominantly choose monthly subscription terms, which allow them to terminate or adjust their premium subscriptions with us on a monthly basis as external factors change and could cause our results of operations to fluctuate significantly from quarter to quarter. Our renewal rates, including our dollar-based net revenue retention rate, may decline or fluctuate as a result of a number of factors, including customer satisfaction with our platform and products, reliability of our products, our customer success and support experience, the price and functionality of our platform, products, and add-ons relative to those of our competitors, mergers and acquisitions affecting our customer base, the effects of global economic conditions and other external factors, or reductions in our customers’ spending levels. Our business and operating results will be adversely affected if our paying customers do not renew their premium subscriptions.

Our business and operating results will be harmed if our paying customers do not upgrade their premium subscriptions or if they fail to purchase additional products.
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-price point subscriptions and sell additional user licenses, and products and add-ons such as Prowly, Sellerly, and Competitive Intelligence. Conversely, our paying customers may convert to lower-cost or free subscriptions if they do not perceive value in paying for our higher-price point subscriptions, thereby impacting our ability to increase revenue. For example, a paying customer subscribing to our core product through a “Business” subscription may downgrade to the “Guru” subscription if they do not deem the additional features and functionality worth the incremental costs. To expand our relationships with our customers, we must demonstrate to existing paying and free customers that the additional functionality associated with an upgraded subscription outweighs the incremental costs. Our customers’ decisions as to whether to upgrade their subscriptions or not is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform and products, general economic conditions, the price and functionality of our platform and products relative to those of our competitors, and customer reaction to the price for additional products. If our efforts to expand our relationships with our existing paying and free customers are not successful, our revenue growth rate may decline and our business and operating results will be adversely affected.
If we fail to attract new potential customers through unpaid and paid marketing efforts, register them for trials, and convert them into paying customers, our operating results would be harmed.
The number of new customers we attract, whether as free or paying customers, is a key factor in growing our customer and premium subscription base which drive our revenues and collections. We utilize various unpaid content marketing strategies, including blogs, webinars, thought leadership, and social media engagement, as well as paid advertising, to attract visitors to our websites. We cannot guarantee that these unpaid or paid marketing efforts will continue to attract the same volume and quality of traffic to our websites or will continue to result in the same level of registrations for premium subscriptions as they have in the past. In the future, we may be required to increase our marketing spend to maintain the same volume and quality of traffic. Moreover, we cannot be certain that increased sales and marketing spend will generate more paying customers without increasing our customer acquisition costs on a per paying customer basis. We offer potential customers several tiered subscription options for our online visibility management platform, including free subscriptions of a limited-functionality product and premium subscriptions of our “Pro”, “Guru” or “Business” offerings for our core product, depending on the level of functionality they seek. We have materially grown our number of paying customers through the provision of free subscriptions and through trials of a premium version of our online visibility and marketing insight products. Trial subscriptions automatically become premium subscriptions if the customer does not opt out of the trial subscription after the trial period is over, and such trial subscriptions can be upgraded to obtain additional features, functionality, and varying levels of access and report generating capabilities. In the future, we may be required to provide additional functionality to our free subscriptions to attract visitors to our websites and incent visitors to sign up for free subscriptions. In addition, we encourage our free customers to upgrade to premium subscriptions through in-product prompts and notifications, by recommending additional features and functionality, and by providing customer support to explain such additional features and functionality. Our failure to attract new free customers and convert them into paying customers could have a material adverse effect on our operating results as our business may be adversely affected by the costs of, and sales lost from, making certain of our products available on a free basis. While we do not receive any revenue from our customers who use our platform on a free basis, we bear incremental expenses as a result of their continuing free access to our platform and certain of our products.

The market in which we operate is intensely competitive, and if we do not compete effectively, our ability to attract and retain free and paying customers could be harmed, which would negatively impact our business and operating results.
The market for our products is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Our all-in-one SaaS platform competes with software products and solutions that are focused on a particular customer need, or point solutions. For example, we compete with point solutions for search advertising and search engine optimization, marketing analytics and social media management, market intelligence, and web analytics services. Our ability to attract and retain free and paying customers depends in part on the actual and perceived quality and design of our platform, products, and add-ons compared to competitive point solutions and continued market acceptance of our platform, products, and add-ons for existing and new use-cases. To remain competitive and to acquire new customers, we must deliver features and functionality that enhance the utility and perceived value of our platform, products, and add-ons to our prospective and existing customers. Our platform, products, and add-ons must (i) operate without the presence of material software defects, whether actual or perceived, (ii) maintain deep and rich data sources, (iii) adapt to the changing needs of our current and prospective customers including by developing new technology, (iv) adapt to changing functionality and provide interoperability with third-party application programming interfaces (“APIs”), (v) maintain and develop integrations with complementary third-party services that provide value to our customers, (vi) be easy to use and visually pleasing, (vii) deliver rapid return on investment to our customers across multiple functions within their organizations, and (viii) be delivered with a superior customer support experience. We may not be successful in delivering on some or all of the foregoing or in doing so while maintaining competitive pricing, which could result in customer dissatisfaction leading to termination or downgrades of premium subscriptions, fewer new free customers, fewer subscription upgrades or lower dollar-based net revenue retention rates, prospective customers’ selection of our competitors’ products over our own, and other adverse effects on our business.
Many of our current and future competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more targeted products for specific use cases, larger sales and more established relationships or integrations with third-party data providers, search engines, online retail platforms, and social media networking sites, and more established relationships with customers in the market. Additionally, many of our competitors may expend a considerably greater amount of funds on their research and development efforts, and those that do not, may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Specifically, our competitors focusing on point solutions may have the ability to expend greater funds in a more targeted manner to develop superior solutions that address a specific need, as compared to our research and development expenditures which are allocated across our platform. In addition, some of our competitors may enter into strategic relationships or consummate strategic acquisitions to offer a broader range of functionality than we do, a more competitive multi-point solution, or to address needs that our platform does not. These types of business combinations may make it more difficult for us to acquire new free customers or maintain or upgrade our free and paying customers, any of which could ultimately impact our ability to compete effectively. We expect these competitive pressures to continue as competitors attempt to strengthen or preserve their market positions and as new competitors enter the market.
Demand for our platform is also price sensitive. Many factors, including our marketing, sales and technology costs, and the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products that compete with our platform, products, and/or add-ons, or may bundle their solutions with other companies’ offerings to provide a broader range of functionality at reduced volume pricing. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we do. Even if such competitive products do not include all the features and functionality that our platform provides, we could face pricing pressure to the extent that customers find such alternative products to be sufficient to meet their needs or do not perceive a material return on investment from the additional features and functionality they would obtain by purchasing our platform relative to the competitive point solutions. Additionally, our competitors may further drive down the price through strategic business combinations. We may be forced to engage in price-cutting initiatives, offer other discounts, or increase our sales and marketing and other expenses to attract and retain free and paying customers in response to competitive pressures, any of which would harm our business and operating results.
We have incurred losses in the past and may not consistently achieve profitability in the future.
We have a history of incurring net losses and although we have achieved profitability in certain periods we expect to continue to incur net losses in the future. We incurred net losses of $10.2 million and $7.0 million for the years ended December 31, 2019 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $34.3 million. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
Our products depend on publicly available and paid third-party data sources, and, if we lose access to data provided by such data sources or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
We have developed our platform, products, and add-ons to rely in part on access to data from third-party sources. The primary sources of third-party data include data collected from third-party websites algorithmically through our proprietary data collection techniques, including web crawling of third-party websites, data purchased from independent third-party data providers, which includes clickstream data, search engine data, online advertising data, and data from social media sources, and reference data that our customers grant us access to, which includes our customers’ website and social media data. We obtain social media data through APIs that connect to social media platform operators, including Facebook, Twitter, Instagram, Pinterest, and LinkedIn. We also collect data from our customers in connection with their use of our platform.
To date, our relationships with most data providers (including social media platforms) are governed by such data providers’ respective standard terms and conditions, which govern the availability and access to, and permitted uses of such data (including via APIs), and which are subject to change by such providers from time to time, with little or no notice and with little or no right of redress. Similarly, our access to publicly available data may depend on restrictions that website owners may impose through technical measures or otherwise, including restrictions on automated data collection. We cannot accurately predict the impact of changes in the terms of data providers that may impede our access to the data. If these data providers or websites choose not to make their data available on the same terms, or at all, we would have to seek alternative sources, which could prove expensive and time-consuming, and may be less efficient or effective. Such changes could impact our ability to provide our services in a timely manner, if at all, and could negatively impact the perceived value of our platform and our business. There can be no assurance that following any such modification of terms or termination we would be able to maintain the current level of functionality of our platform in such circumstances, which could adversely affect our results of operations.
We also rely on negotiated agreements with other data providers from whom we purchase independently sourced data, including clickstream data, search engine data, online advertising data, data from social media, and other sources. These negotiated agreements provide access to additional data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. Further, third-party data providers have previously, and may again, cease operations or a specific business line or cease providing products or data to their customers, including us. If we are not able to obtain third-party data on commercially reasonable terms, if these data providers stop making their data available to us, or if our competitors are able to purchase such data on better terms, the functionality of our platform and our ability to compete could be harmed.
To the extent that we license or obtain data from third parties, we may be subject to contractual obligations to satisfy certain requirements under applicable laws including, but not limited to, providing public notice of our data processing activities and obtaining appropriate consents where required. If one or more of those third-party data providers considers that we have failed to satisfy these requirements, such third-party data provider may bring claims against us seeking damages, and/or seeking to prevent our future use of any data already provided. Such claims could potentially adversely affect our ability to provide our services and the current level of functionality of our platform in such circumstances, which could adversely affect our results of operations.
Our business may be harmed if any of our data sources:
•changes, limits or discontinues our access to their data;
•modifies its terms of service or other policies, including imposing prohibitive fees or restrictions on our use of their data or our ability to access it;
•changes or limits how customer information is accessed by us or our customers and their users;
•changes or limits how we can use such data;
•establishes more favorable relationships with one or more of our competitors; or
•experiences disruptions of its technology, services or business generally.
Risks Related to our Business
Our ability to introduce new products and add-ons is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts or use product and development teams effectively, our business and operating results may be harmed.
To remain competitive, we must continue to develop new product offerings, as well as features and enhancements to our existing platform and products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high turnover of our product and development personnel, a lack of management ability to guide our research and development, or a lack of other research and development resources, we may miss or fail to execute on new product development and strategic opportunities and consequently lose potential and actual market share. The success of our business is dependent on our product and development teams developing and executing on a product roadmap that allows us to retain and increase the spending of our existing customers, attract new customers and upgrade our free customers to premium subscriptions. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently, and to address the demands of our prospective and actual customers could materially adversely affect our business.

If we are unable to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to maintain and expand our customer base may be impaired, and our business and financial results may be harmed.
Maintaining, promoting, and enhancing our brand is critical to maintaining and expanding our customer base. We seek to build our brand through a mix of free and paid initiatives. We market our platform and products through free information resources on our website, including our blog and online digital marketing courses (including through our Semrush Academy), pay-per-click advertisements on search engines and social networking sites, participation in social networking sites, and free and paid banner advertisements on other websites. The strength of our brand further drives free traffic sources, including customer referrals, word-of-mouth, and direct searches for our “Semrush” name, or web presence solutions, in search engines. In addition, we maintain relationships with agencies and affiliates to further increase brand awareness and generate customer demand. To the extent that new customers are increasingly derived from paid as opposed to free marketing initiatives, our customer acquisition cost will increase.
Beyond direct sales and marketing efforts, maintaining and enhancing our brand will depend largely on our ability to continue to provide a well-designed, useful, reliable, and innovative platform, efficient sales process, and high-quality customer service, which we may not do successfully. For a discussion of other factors that will impact our brand recognition see the risk factors described elsewhere in this section, including without limitation, those risk factors entitled “The market in which we operate is intensely competitive, and if we do not compete effectively, our ability to attract and retain free customers and paying customers could be harmed, which would negatively impact our business and operating results.”; “If we fail to offer high-quality customer service and provide a positive customer experience, it may be more difficult to add and retain paying customers and increase the number of user licenses per paying customer, especially from large enterprises.”; “If third-party applications change such that we do not or cannot maintain the compatibility of our platform with these applications or if we fail to integrate with or provide third-party applications that our customers desire to use with our products, demand for our solutions and platform could decline.”; “We rely on search engines and social networking sites to attract a meaningful portion of our customers, and if those search engines or social networking sites change their listings or policies regarding advertising, or increase their pricing or suffer problems, it may limit our ability to attract new customers.”; and “If we fail to anticipate and adapt to new and increasingly prevalent social media platforms, other competing products and services that do so more effectively could surpass us and lead to decreased demand for our platform and products.”
We depend on our executive officers and other key employees, and the loss of one or more of these employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer service, and general and administrative functions, and on individual contributors and team leaders in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
We are led by our CEO and co-founder, Oleg Shchegolev, our COO and co-founder, Dmitry Melnikov, and our Chief Product Officer, Vitalii Obishchenko, each of whom plays an important role in driving our culture, determining our strategy, and executing against that strategy companywide. If the services of Mr. Shchegolev, Mr. Melnikov, and/or Mr. Obishchenko become unavailable to us for any reason, it may be difficult or impossible for us to find an adequate and timely replacement, which could cause us to be less successful in maintaining our culture, and developing and effectively executing on our strategies and initiatives.

An inability to attract and retain other highly skilled employees could harm our business.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for highly qualified personnel in Boston, Massachusetts, where our headquarters is located, and Trevose, Pennsylvania, Dallas, Texas, Prague, Czech Republic, Limassol, Cyprus, St. Petersburg, Russia, and Warsaw, Poland where we have offices. Competition in these locations is intense, especially for software engineers experienced in designing and developing software and SaaS applications, and experienced sales professionals who understand our products and the market in which we operate. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, immigration laws in the locations in which we have offices and operations restrict or limit our ability to recruit internationally. Any changes to the immigration policies applicable to locations in which we have offices and operations that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced personnel may be able to offer more attractive terms of employment to potential candidates. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations to such former employers, resulting in a diversion of our time and resources.
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment as part of their overall compensation package. If the perceived value of our equity awards declines or does not compare favorably to the value of equity offered by other companies competing for the same personnel resources, it may harm our ability to recruit and retain highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. For example, our software developers gain deep and direct experience in data analytics, machine learning, and search optimization, making them increasingly attractive to our competitors and other similar businesses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
Changes by search engines, social networking sites, and other third-party services to their underlying technology configurations or policies regarding the use of their platforms and/or technologies for commercial purposes, including anti-spam policies, may limit the efficacy of certain of our products, tools, and add-ons and as a result, our business may suffer.
Our online visibility platform is designed to help our customers connect with consumers across a variety of digital channels, search engines, social networking sites, and other third-party services. These services may adapt and change their strategies and policies over time. Search engines typically provide two types of search results, organic (i.e., non-paid) and purchased listings. Organic search results are determined and organized solely by automated criteria set by the search engine, and a ranking level cannot be purchased. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. Changes to search engine algorithms may diminish the efficacy of certain of our products, tools, and add-ons, and potentially render them obsolete. For example, if a given search engine stopped using backlinks in its ranking algorithm, our customers’ perception of our backlink analytics tool, which enables customers to analyze and monitor the backlink profile of their own and other websites, may be adversely impacted. Similarly, if a search engine ceases to manually penalize or take action against web pages for unnatural backlinks, then our customers may determine that auditing their backlinks is unnecessary which could cause them to devalue our backlink audit tool, which enables companies to check whether malicious websites have links to their sites, or cease using it altogether. In response to these types of changes we may be required to recalibrate our product offerings by reducing prices, discontinuing the affected product, or otherwise. These responses may be costly, may not be effective, and our business may suffer.
Additionally, search engines, social networking sites, and other third-party services typically have terms of service, guidelines, and other policies to which its users are contractually obligated to adhere.

For example, Google’s Gmail offering has a spam and abuse policy that prohibits sending spam, distributing viruses, or otherwise abusing the service. Prowly and our link building tool enable our customers to send emails to their desired recipients, such as marketing and affiliate partners, social media influencers, journalists, and bloggers. Our link building tool relies on a direct Gmail integration through which our customers are able to send emails using our platform as if they were sending emails directly from their Gmail account, and our Prowly product involves emails initiated by customers over Prowly servers. Our customers’ actions using either the link building tool or Prowly could be flagged under Google’s spam and abuse policy or in the future such actions may be prohibited by subsequent changes to Google’s policies. Any change to the policies of the third-party services with which our products, tools, and add-ons integrate or interact, or with which our products are intended to be used, including any anti-spam policies, or any actions taken by these third-party service providers under their policies could adversely impact the efficacy and perceived value of our products, tools, and add-ons, and as a result, our business may be harmed.
If third-party applications change such that we do not or cannot maintain the compatibility of our platform with these applications or if we fail to integrate with or provide third-party applications that our customers desire to use with our products, demand for our solutions and platform could decline.
The attractiveness of our platform depends, in part, on our ability to integrate via APIs with third-party applications that our customers desire to use with our products, such as Google, Facebook, Instagram, Twitter, YouTube, LinkedIn, Pinterest, Majestic, and others. Third-party application providers may change the features of their applications and platforms, including their APIs, or alter the terms governing use of their applications and platforms in an adverse manner. Further, third-party application providers may refuse to partner with us, or limit or restrict our access to their applications and platforms. Such changes could functionally limit or terminate our ability to use these third-party applications with our platform, which could negatively impact our offerings and the customer experience, and ultimately harm our business. If we fail to integrate our platform with new third-party applications that our customers desire, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers expect, which would negatively impact our offerings and, as a result, harm our business. Additionally, our business could be harmed if our customers have negative experiences in using the third-party integrations that we offer.
If we fail to maintain and improve our methods and technologies, or fail to anticipate new methods or technologies for data collection and analysis, hardware, software, and software related technologies, competing products and services could surpass ours in depth, breadth, or accuracy of our data, the insights that we offer or in other respects.
We expect continuous development in the market with respect to data matching, data filtering, data predicting, algorithms, machine learning, and other related technologies and methods for gathering, cataloging, updating, processing, analyzing, and communicating data and other information about how consumers find, interact with, and digest digital content. Similarly, we expect continuous changes in computer hardware, network operating systems, programming tools, programming languages, operating systems, the use of the internet, and the variety of network, hardware, browser, mobile, and browser-side platforms, and related technologies with which our platform and products must integrate. Further, changes in customer preferences or regulatory requirements may require changes in the technology used to gather and process the data necessary to deliver our customers the insights that they expect. Any of these developments and changes could create opportunities for a competitor to create products or a platform comparable or superior to ours, or that takes material market share from us in one or more product categories, and create challenges and risks for us if we are unable to successfully modify and enhance our products to adapt accordingly.

If we fail to anticipate and adapt to new and increasingly prevalent social media platforms, other competing products and services that do so more effectively could surpass us and lead to decreased demand for our platform and products.
The use of social media throughout the world is pervasive and growing. According to a survey by GlobalWebIndex of individuals ages 16 to 64, 97% of digital consumers have used social media during the first quarter of 2020, with digital consumers spending an average of 2 hours and 22 minutes per day on social networks and messaging apps between January and March 2020. The social media industry has experienced, and is likely to continue to experience, rapid change due to the evolving trends, tastes and preferences of users. If consumers widely adopt new social media networks and platforms, we will need to develop integrations and functionality related to these new networks and platforms. This development effort may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and platforms may not provide us with sufficient access to data from their platforms, preventing us from building effective integrations with our platform and products. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we would obtain integrations or functionality, unfavorable. Any failure of our products to operate effectively with the social media networks used most frequently by consumers could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products and aspects of our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.
If we fail to offer high-quality customer service and provide a positive customer experience, it may be more difficult to add and retain paying customers, secure upgrades, sell add-ons, and increase the number of user licenses per paying customer.
Our ability to add and retain paying customers, secure subscription upgrades, and sell add-ons depends in part on our customer service. Our sales and customer success team engages with customers to onboard them onto our platform, responds to support requests and other general inquiries, and assists with other account management matters. The perceived quality of customer service is one of the key facets potential customers evaluate when deciding between competing products and if our customer service is not viewed favorably, potential customers may choose our competitors’ products over our own. Additionally, our large enterprise customers from time to time demand custom solutions, such as custom APIs and custom reporting, and customer support that do not fit within one of our pre-packaged premium subscriptions, and addressing such demands often requires additional one-on-one engagement with our sales and customer success team members in order to finalize and service the commercial relationship. As we add more large enterprise customers and increase the number of user licenses per paying customer, we may need to devote more resources to customer service, and we may find it difficult and costly to effectively scale. If we do not adequately scale our customer success teams to meet the demands of new and existing customers, or if we otherwise fail to provide high-quality customer service during onboarding or at any other stage of the customer relationship, or a positive customer experience, we may lose such customers to our competition and fewer customers could renew or upgrade their subscriptions and purchase add-ons, which would harm our business, results of operations, and financial condition.
Failures or loss of, or material changes with respect to, the third-party hardware, software, and infrastructure on which we rely, including third-party data center hosting facilities and third-party distribution channels to support our operations, could adversely affect our business.
We rely on leased and third-party owned hardware, software and infrastructure, including third-party data center hosting facilities and third-party distribution channels to support our operations. We primarily use three data centers in the United States, two located in Virginia and one in Georgia, as well as two Google Cloud locations in Virginia and South Carolina. We host each of our products and the data processed through such products in a combination of two of the foregoing locations for redundancy. If any of our data center suppliers experience disruptions or failures, it would take time for the applicable backup data center to become fully functioning, and we would likely experience delays in delivering the affected products and segments of our platform, which may involve incurring significant additional expenses.
Furthermore, the owners and operators of our data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Further, our leased servers and data centers are vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events. The COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we have experienced delays in migrating to our new data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
In addition, third-party data hosting and transmission services comprise a significant portion of our operating costs. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our platform or products to cover the changes, which would have a negative impact on our results of operations.
If the security of the confidential information or personal information of any customers of our platform is breached or otherwise subjected to unauthorized access or disclosure, our reputation may be harmed and we may be exposed to liability.
With consent from our customers, we obtain confidential and other customer data from our customers’ websites, social media accounts, and Google Analytics’ accounts to operate certain functionality on our platform. We rely on credit card purchases as the primary means of collecting our premium subscription fees. In addition, with consent from our customers, we collect and store certain personally identifiable information (“personal data”), credit card information, and other data needed to create, support, and administer the customer account, conduct our business, and comply with legal obligations, including rules imposed by the Payment Card Industry networks.
We believe that we take reasonable steps to protect the security, integrity, availability, and confidentiality of the information we and our third-party service providers hold, but there is no guarantee that despite our efforts, inadvertent disclosure (such as may arise from software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure or loss of personal or other confidential information will not occur or that third parties will not gain unauthorized access to this information. We have experienced, and may experience in the future, breaches of our security due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. For example, we have been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our systems, including a brute force attack that resulted in access to our affiliate program partner contact information. Since techniques used to obtain unauthorized access change frequently, we and our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. If our security measures or the security measures of our third-party service providers are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third-party obtains unauthorized access to any customers’ data, our relationships with our customers may be damaged, and we could incur liability. Further, our customers with annual subscription terms may have the right to terminate their subscriptions before the end of the subscription term due to our uncured material breach of agreement, including with respect to our data security obligations. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that the SolarWinds supply chain attack had on our business, this is a recent event, and the scope of the attack is yet unknown. Therefore, there is residual risk that we may experience a security breach arising from the SolarWinds supply chain attack. We may also be subject to additional liability risks for failing to disclose data breaches or other security incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents, such as the California Consumer Privacy Act (“CCPA”) (which is further discussed below in this “Risk Factors” section). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory data breach notification requirements for companies to notify data protection authorities, state and federal agencies, or individuals of data security incidents or personal data breaches. We may also be contractually required to notify certain customers in the event of a security incident pursuant to the applicable customer agreement. These mandatory disclosures regarding a security breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.
Federal, state, and provincial regulators and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our business, such as the long established Massachusetts data security law and the recently enacted New York Stop Hacks and Improve Electronic Data Act, both of which establish prescriptive administrative, technical, and physical data security requirements on companies, and permits civil penalties for each violation. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure, and use of personally identifiable information kept in our databases or those of our vendors. If our security measures fail to protect credit card information adequately, we could be liable to both our customers and their users for their losses, as well as the vendors under our agreements with them such that we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business, results of operations or financial condition. Any willful or accidental security breaches or other unauthorized access to or disclosure of personal data could expose us to enforcement actions, regulatory or governmental audits, investigations, litigation, fines, penalties, adverse publicity, downtime of our systems, and other possible liabilities. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. In addition, our cybersecurity insurance coverage may be inadequate to cover all costs and expenses associated with a security breach that may occur in the future.
In recent periods, we have experienced, and expect to continue to experience, rapid growth and organizational change. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers.
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 142 countries, and the number of our paying customers has grown from over 56,000 as of March 31, 2020 to over 72,000 as of March 31, 2021. We have seven offices across the globe with salespeople dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and dispersed employee base. We are facing novel challenges with respect to integrating new employees and managing multi-geographic teams as COVID-19 prevents certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
To manage growth in our operations and personnel, we will need to continue to scale and improve our operational, financial, and management controls, and our reporting systems and procedures, which will require significant capital expenditures increasing our cost of operations and the reallocation of valuable management resources. As we scale, it may become more difficult and will require additional capital expenditures to maintain and increase the productivity of our employees, to address the needs of our actual and prospective customers, and provide high-quality customer service, to further develop and enhance our products, and remain competitive against our competitors’ products. Additionally, our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer service teams, product and development, sales and marketing, administrative, financial, and other resources.
Technical problems or disruptions that affect either our customers’ (and their users’) ability to access our platform and products, or the software, internal applications, database, and network systems underlying our platform and products, could damage our reputation and brands, lead to reduced demand for our platform and products, lower revenues, and increased costs.
Our business, brands, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our platform, which in turn depend upon the availability of the internet and our third-party service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, malicious hacks or attacks on our systems (such as denial of service attacks), or force majeure events, could affect the security and availability of our products and prevent or inhibit the ability of customers to access our platform. In addition, the software, internal applications, and systems underlying our products and platform are complex and may not be error-free. We may encounter technical problems when we attempt to perform routine maintenance or enhance our software, internal applications, and systems. In addition, our platform may be negatively impacted by technical issues experienced by our third-party service providers. Any inefficiencies, errors, or technical problems with our software, internal applications, and systems could reduce the quality of our platform and products or interfere with our customers’ (and their users’) use of our platform and products, which could negatively impact our brand, reduce demand, lower our revenues, and increase our costs.
We are exposed to risks associated with premium subscription and payment processing and any disruption to such processing systems could adversely affect our business and results of operations.
We primarily rely on our own billing systems to manage our subscriptions and billing frequencies, and we use third-party subscription management and payment processing platforms for some of our products. If we or any of our third-party vendors were to experience an interruption, delay, or outage in service and availability, we may be unable to process new and renewals of subscriptions and our ability to process such subscription and credit card payments would be delayed while we activate an alternative billing platform. Although alternative third-party providers may be available to us, we may incur significant expenses and research and development efforts to deploy any alternative providers. To the extent there are disruptions in our billing systems or third-party subscription and payment processing systems, we could experience revenue loss, accounting issues, and harm to our reputation and customer relationships, which would adversely affect our business and results of operations.
We are subject to a number of risks related to credit and debit card payments, including:
•we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our products or experience an increase in our operating expenses;
•if our billing systems fail to work properly and the failure has an adverse effect on our customer satisfaction, causes credit and debit card issuers to disallow our continued use of their payment products, or, does not permit us to automatically charge our paying customers’ credit and debit cards on a timely basis or at all, we could lose or experience a delay in collection of customer payments;
•if we are unable to maintain our chargeback rate at acceptable levels, we may face civil liability, diminished public perception of our security measures and our credit card fees for chargeback transactions, or our fees for other credit and debit card transactions or issuers, may increase, or issuers may terminate their relationship with us; and
•we could be significantly impaired in our ability to operate our business if we lose our ability to process payments on any major credit or debit card.
A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity, the costs of managing international operations, geopolitical instability, and fluctuations in currency exchange rates.
The design and development of our products is primarily conducted by our subsidiaries in Russia, the Czech Republic, Cyprus, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Russia, Europe, the United Kingdom and Australia. Approximately 55% of our revenue for the three months ended March 31, 2021 was generated from sales to paying customers located outside the United States, including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
•geopolitical and economic instability in and impacting the localities where we have foreign operations, such as Russia;
•military conflicts impacting the localities where we have foreign operations;
•limited protection for, and vulnerability to theft of, our intellectual property rights, including our trade secrets;
•compliance with local laws and regulations, and unanticipated changes in local laws and regulations, including tax laws and regulations;
•trade and foreign exchange restrictions and higher tariffs;
•the complexity of managing international trade sanctions and export restrictions from the jurisdictions in which we have foreign operations;

•fluctuations in foreign currency exchange rates which may make our premium subscriptions more expensive for international paying customers and which may increase our expenses for employee compensation and other operating expenses that are paid in currencies other than U.S. dollars;
•restrictions imposed by the United States government against other countries, or foreign governments restrictions imposed on the United States, impacting our ability to do business with certain companies or in certain countries and the complexity of complying with those restrictions;
•power outages, natural disasters, and other local events that could affect the availability of the internet and the consequences of disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers;
•difficulties in staffing international operations;
•changes in immigration policies which may impact our ability to hire personnel;
•differing employment practices, laws, and labor relations;
•regional health issues and the impact of public health epidemics and pandemics on employees and the global economy, such as the COVID-19 pandemic; and
•travel, work-from-home or other restrictions or work stoppages, like those currently imposed by governments around the world as a result of the COVID-19 pandemic.
Further, it is possible that governments of one or more foreign countries may seek to limit access to the internet or our platform, products or certain features in their countries, or impose other restrictions that may affect the availability of our platform, products, or certain features in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including Amazon Web Services, making it difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to our platform if they consider us to be in violation of their laws (including privacy laws) and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law or fail for any reason to comply with relevant laws, our platforms could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to our platform is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to acquire new customers or renew or grow the premium subscriptions of existing paying customers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.
The effects of the COVID-19 pandemic are uncertain and may materially affect our customers or potential customers and how we operate our business, and the duration and extent to which the pandemic continues to threaten our future operating results remains uncertain.
The global COVID-19 pandemic has disrupted the economy and put unprecedented strains on governments, health care systems, educational institutions, companies, and individuals around the world. The impact and duration of the COVID-19 pandemic are difficult to assess or predict and will depend in part upon the actions taken by governments, companies, and other enterprises in response to the pandemic. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. Adverse market conditions resulting from the COVID-19 pandemic could materially adversely affect our revenues, business and the value of our Class A common stock.

Our customers, particularly small-to-medium sized businesses (“SMBs”) and marketing agencies focused on SMBs, which have been particularly impacted by the COVID-19 pandemic, have reduced and may further reduce their technology or sales and marketing spending or delay purchasing decisions, which could result in slowed growth, reduced demand from new and existing SMB customers, and/or lower dollar-based net revenue retention rates, which could materially and adversely impact our business. In March 2020, our paying customer growth rate was relatively flat compared to our paying customer growth rate in February 2020. However, in April 2020 our paying customer growth rate declined, which we believe was primarily a result of the COVID-19 pandemic and the related socioeconomic impacts. In response, we offered free or discounted pricing to certain paying customers contemplating canceling their premium subscriptions as a remedial measure to retain them. Our paying customer growth rate started to increase again by May 2020. Depending on the duration of the COVID-19 pandemic, we may in the future be required to take further remedial measures, including changing our terms or offering further discounts, which may materially adversely impact our revenues and business in future periods.
In response to the COVID-19 pandemic, we temporarily closed all of our offices (including our headquarters in Boston, Massachusetts, and offices in Trevose, Pennsylvania, Dallas, Texas, Prague, Czech Republic, Limassol, Cyprus, and St. Petersburg, Russia), subsequently reopened certain offices at reduced capacity, enabled our employees to work remotely, implemented temporary travel restrictions for all non-essential business, and shifted company events to virtual-only experiences. We may deem it advisable to similarly alter, postpone, or cancel additional events in the future. If the COVID-19 pandemic worsens, especially in regions where we have offices, our business activities conducted from those offices could be adversely affected and we may have to invest additional capital into improving our technology and remote working capabilities and in relocating those activities to alternate locations from which we operate. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.
Further, the COVID-19 pandemic has resulted in our employees and the employees of many of our customers and vendors working remotely. If the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’ access to the internet and ability to conduct business could be negatively impacted. We and our vendors may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks. Any of these factors could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section.
Adverse or weakened general economic and market conditions may reduce spending on sales and marketing technology and information, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales and marketing, which depends in part on the amount of spending allocated by our paying customers or potential paying customers on sales and marketing technology and information. In addition to the internal strategy of our paying customers, which is not predictable and is subject to change, this spending depends on worldwide economic and geopolitical conditions. The United States, EU, and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, public health crises, and pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, may disproportionately impact SMBs that make up an important segment of our paying customer base, and the full impact of such conditions often remains uncertain for extended periods of time. Further actions or inactions of the United States or other major national governments, including the UK’s 2016 vote in favor of the UK’s exit from the EU, may also impact economic conditions, which could result in financial market disruptions or an economic downturn.
Concerns about the systemic impact of an economic recession, energy costs, geopolitical issues, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which could affect the rate of information technology spending and adversely affect our paying customers’ ability or willingness to purchase our products, delay prospective paying customers’ purchasing decisions, reduce the value or duration of their premium subscription contracts, or affect retention rates. Any of these conditions or occurrences could adversely affect our future sales and operating results because most of our paying customers are on month-to-month premium subscriptions that can be cancelled at any time. Further, some of our paying customers may view a premium subscription to our platform as a discretionary purchase, and our paying customers may reduce their discretionary spending on our platform during an economic downturn and consequently reduce or terminate their premium subscription or decide not to upgrade another premium subscription. In particular, spending patterns of the SMBs that make up a large portion of our paying customer base are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses, the then-current level of profitability experienced by SMBs and overall consumer confidence. In addition, weak economic conditions can result in paying customers seeking to utilize free or lower-cost solutions from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, or non-renewal at the end of a contract term.
Failure of our commercial liability insurance policy to cover claims and any changes to the availability or coverage amounts in our existing policy could have a material adverse effect on our business, financial condition, and results of operations.
We cannot assure you that our existing general liability insurance coverage and coverage for errors and omissions in our products will be fully covered by our existing policies and will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, and results of operations.
As we acquire and invest in companies or technologies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.
As part of our business strategy, we evaluate and may make investments in, or acquisitions of, complementary companies, services, databases, and technologies, and we expect that we will continue to evaluate and pursue such investments and acquisitions in the future to further grow and augment our business, our platform, and product offerings. For example, in August 2020, we acquired Prowly, an advertising and public relations technology company based in Poland. We have incurred and will continue to incur costs to integrate Prowly’s business and selling process into our business and to integrate Prowly’s products into our platform, such as software integration expenses and costs related to the renegotiation of redundant vendor agreements, and we expect to incur similar costs to integrate future acquisitions. We may have difficulty effectively integrating the personnel, businesses, and technologies of these acquisitions into our company and platform, and achieving the strategic goals of those acquisitions.

Our strategy to make selective acquisitions to complement our platform depends in part on the availability of, our ability to identify, and our ability to engage and pursue suitable acquisition candidates. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquired assets, data, or companies may not be successfully integrated into our operations, costs in connection with acquisitions and integrations may be higher than expected, and we may also incur unanticipated acquisition-related costs. These costs could adversely affect our financial condition, results of operations, or prospects. Any acquisition we complete could be viewed negatively by customers, users, developers, and other employees, partners, or investors, and could have adverse effects on our existing business relationships and company culture.
Acquisitions and other transactions, arrangements, and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:
•difficulties in, and the cost of, integrating personnel and cultures, operations, technologies, products, services, and platforms which may lead to failure to achieve the expected benefits on a timely basis or at all;
•diversion of financial and managerial resources from existing operations;
•the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;
•potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
•additional stock-based compensation and difficulties in, and financial costs of, addressing acquired compensation structures inconsistent with our compensation structure;
•inability to generate sufficient revenue to offset acquisition and/or investment costs;
•inability to maintain, or changes in, relationships with customers and partners of the acquired business;
•challenges converting the revenue recognition policies of companies we may acquire and forecasting the recognition of their revenue, including subscription-based revenue and revenue based on the transfer of control, as well as appropriate allocation of the customer consideration to the individual deliverables;
•difficulty with, and costs related to, transitioning the acquired technology onto our existing platform, augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation, augmenting or maintaining the security standards for acquired technology consistent with our platform and other products, and customer acceptance of multiple platforms on a temporary or permanent basis;
•potential unknown liabilities associated with the acquired companies, including risks associated with acquired intellectual property and/or technologies;
•challenges relating to the structure of an investment, such as governance, accountability, and decision-making conflicts;
•negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets, and deferred compensation;
•the loss of acquired unearned revenue and unbilled unearned revenue;

•delays in customer purchases due to uncertainty related to any acquisition;
•ineffective or inadequate controls, procedures, and policies at the acquired company;
•challenges caused by integrating operations over distance, and across different languages, cultures, and political environments;
•currency and regulatory risks associated with conducting operations in foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets;
•tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities; and
•potential challenges by governmental authorities for anti-competitive or other reasons.
Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, may affect our ability to complete subsequent acquisitions or investments and may affect the risks of owning our Class A common stock. For example, if we finance acquisitions by issuing equity or convertible debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligations related to, the incurrence of indebtedness that could affect the market price of our Class A common stock.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
On January 12, 2021, we executed a credit agreement with JPMorgan Chase Bank, N.A., in the form of a revolving credit facility, that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The amount of borrowings permitted at any one time under the revolving credit facility is subject to a borrowing base based on an advance rate of 400% multiplied by annualized retention applied to monthly recurring revenue. As a result, our access to the revolving credit facility is potentially subject to significant fluctuations depending on the value of the borrowing base as of any measurement date.
The credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) governing our revolving credit facility (collectively, our “credit facility”) contains various covenants that are operative so long as our credit facility remains outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:
•incur additional indebtedness or guarantee indebtedness of others;
•create additional liens on our assets;
•pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;
•make investments, including acquisitions;
•make capital expenditures;
•enter into mergers or consolidations or sell assets;
•sell our subsidiaries; or

•enter into transactions with affiliates.
Our credit facility also contains numerous affirmative covenants and a financial covenant of either minimum liquidity or a maximum leverage ratio.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest due on our indebtedness and meeting the financial covenants set forth in our credit facility. If we fail to comply with the various requirements of our indebtedness, we could default under our credit facility. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our credit facility, an increase in the applicable interest rates under our credit facility, and a requirement that Semrush US Sub, which is a co-borrower under the facility, pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our credit facility, including substantially all of our and Semrush US Sub’s assets. Thus, any such default could have a material adverse effect on our liquidity and financial condition.
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success and our business may be harmed.
We believe that a critical component to our success has been our company culture, which is based on transparency, innovation, creativity, and personal autonomy to take on challenges and initiatives. We have invested substantial time and resources in building our team within this company culture across our offices. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these foundational aspects of our company culture. If we fail to maintain our company culture, we may fail to recruit qualified employees, our existing employees may terminate their employment, our ability to execute on marketing, sales, product and development, and other initiatives may suffer, and our business may be adversely impacted in other ways.
Changes in the sizes or types of paying customers that purchase premium subscriptions to our platform or products could affect our business, and our financial results may fluctuate due to increasing variability in our sales cycles.
Our strategy is to sell premium subscriptions of our platform to paying customers of all sizes, from sole proprietors, to SMBs, to large enterprise customers. Selling monthly premium subscriptions to SMBs generally involves lower or plateauing premium subscription upgrade potential, lower retention rates (especially in times of economic uncertainty where marketing and sales budgets are subject to increased scrutiny and reduction), and more limited interaction with our sales and other personnel than sales to large enterprises. Conversely, sales to large enterprises generally entail longer sales cycles, more significant and costly selling and support efforts, and greater uncertainty of completing the sale than sales to SMBs. We plan our expenses based on certain assumptions about the length and variability of our sales cycle based upon historical trends for sales and conversion rates associated with our existing paying customers. If and as our paying customer base expands to include more large enterprise customers, our sales expenses may increase, sales cycles may lengthen and become less predictable, and we may see a greater number of paying customers with longer terms and extended payment terms which, in turn, may increase our paying customer acquisition costs, increase our credit risk, and may in other ways adversely affect our financial results. Additional factors that may influence the length and variability of our sales cycle include:
•the need to educate prospective customers about the different products available on our platform, and their uses and benefits;

•the discretionary nature of purchase and budget cycles and decisions;
•the competitive nature of evaluation and purchasing processes;
•economic and political stability and other external factors;
•evolving functionality demands;
•announcements of planned introductions of new products, features or functionality by us or our competitors; and
•lengthy and multi-faceted purchasing approval processes required by our customers, especially large enterprise customers.
If there are changes in, or we fail to adequately predict, the mix of paying customers that purchase premium subscriptions to our platform, our gross margins and operating results could be adversely affected, and fluctuations increasing the variability in our sales cycles could negatively affect our financial results.
Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.
Growth forecasts that we have provided and may provide, including those in the Prospectus and in this Quarterly Report on Form 10-Q, relating to our market opportunities and the expected growth thereof are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets grow at the forecasted rates, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth that we have provided and may in the future provide should not be taken as indicative of our future growth.
Our management has broad discretion over the use of the proceeds from the IPO, and might not use the net proceeds effectively.
Our management has broad discretion to use the net proceeds from the IPO, including for any of the purposes described in the section titled “Use of Proceeds” included in the Prospectus, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds in ways that increase the value of your investment. Until we use the net proceeds from the IPO, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from the IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
We may be subject to litigation for any of a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition.
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, income tax, commercial, data privacy, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.
In addition, we may be required to spend significant resources to monitor and protect our contractual, intellectual property, and other rights, including collection of payments and fees. Litigation has been and may be necessary in the future to enforce such rights. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of our rights. Furthermore, our efforts to enforce our rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of such rights. Our inability to protect our rights, as well as any costly litigation or diversion of our management’s attention and resources, could have an adverse effect on our business, results of operations, and financial condition or harm our reputation.
Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock. The terms of any debt financing may include liquidity requirements, restrict our ability to pay dividends, and require us to comply with other covenants restrictions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop new features, integrations, capabilities, and enhancements;
•continue to expand our product and development, and sales and marketing teams;
•hire, train, and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
Our referral partners and resellers provide revenue to our business, and we benefit from our association with them. Our failure to maintain successful relationships with these partners could adversely affect our business.
Our referral partners and resellers drive revenue to our business and our agreements with these partners and resellers are non-exclusive, with the exception of one exclusive reseller agreement in Japan. While most of these partners and resellers offer products or services that are complementary to our platform and products, some offer point solutions that compete with certain functionalities of our platform. These referral partners and resellers may decide in the future to terminate their agreements with us and/or to market and sell a competitor’s or their own products or services rather than ours, which could cause our revenue to decline. Our competitors may in some cases be effective in causing our referral partners and resellers, or potential referrals and resellers, to favor their products and services or to prevent or reduce sales of our platform and products. Also, we derive tangible and intangible benefits from our association with some of our referral partners and members of our affiliate networking programs, particularly high-profile partners that reach a large number of companies through the internet. If a substantial number of these partners or networking affiliates reduce or cease their relationships with us, our business, financial condition, and results of operations could be adversely affected.
We expect that we will need to continue to expand and maintain a network of referral partners and resellers in order to expand into certain international markets. A loss of or reduction in sales through these third parties could reduce our revenue. Recruiting and retaining qualified resellers in our network and training them in our technology and product offerings requires significant time and resources. If we decide to further develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively sell our platform. If we fail to maintain relationships with our referral partners and resellers, fail to develop relationships with new referral partners and resellers in new markets or expand the same in existing markets, or fail to manage, train, or provide appropriate incentives to our existing referral partners and resellers, our ability to increase the number of new paying customers and increase sales to existing paying customers could be adversely impacted, which would harm our business.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $28.0 million and $14.1 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.
We could be required to collect additional sales and other similar taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our subscriptions and adversely affect our operating results.
Sales and use, value-added, goods and services, and similar tax laws and rates are complicated and vary greatly by jurisdiction. There is significant uncertainty as to what constitutes sufficient nexus for a national, state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, as well as whether our subscriptions are subject to tax in various jurisdictions. Certain countries and the vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. Additionally, in the United States, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et. al. (“Wayfair”) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to the Wayfair case, or otherwise, national, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We have not always collected sales and other similar taxes in all jurisdictions in which we are required to. We may be obligated to collect and remit sales tax in jurisdictions in which we have not previously collected and remitted sales tax. We could also be subject to audits in states and non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion by one or more countries or states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by national, state or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could adversely affect our business and operating results.
Risks Related to the Regulatory Framework that Governs Us

If the use of cookies or other tracking technologies becomes subject to unfavorable legislation or regulation, is restricted by internet users or other third parties or is blocked or limited by users or by technical changes on end users’ devices, our ability to attract new customers and to develop and provide certain products could be diminished or eliminated.
We rely on small text files and other technologies, such as web beacons (collectively, “cookies”) which are placed on internet browsers to gather data regarding the content of a user’s web browsing activity. We use cookies to store users’ settings between sessions and to enable visitors to our website to use certain features, such as gaining access to secure areas of the website. We also use cookies, including cookies placed by third-party services with which we integrate, to enable us to gather statistics about our visitors’ use of our website and to allow our website visitors to connect our platform to their social networking sites, which enables us to advertise our products to them using retargeting methods. The availability of this data may be limited by numerous potential factors, including government legislation or regulation restricting the use of cookies for certain purposes, such as retargeting, browser limitations on the collection or use of cookies, or internet users deleting or blocking cookies on their web browsers or on our website.
Our ability, like those of other technology companies, to collect, augment, analyze, use, and share information collected through the use of third-party cookies for online behavioral advertising is governed by U.S. and foreign laws and regulations which change from time to time, such as those regulating the level of consumer notice and consent required before a company can employ cookies to collect data about interactions with users online. In the United States, both state and federal legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review, and occasional enforcement, by the Federal Trade Commission, or the FTC, U.S. Congress, and individual states.
As our business is global, our activities are also subject to foreign legislation and regulation. In the EU, the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the e-Privacy Directive, and related implementing legislation in the EU and the UK requires that accessing or storing information on an internet user’s device, such as through a cookie, is allowed only if the internet user has been informed thereof, and provided prior unambiguous, specific, and informed consent for the placement of a cookie on a user’s device. A new e-Privacy Regulation is currently under discussion by EU member states to replace the e-Privacy Directive. Although it remains under debate, the proposed e-Privacy Regulation would amend rules on third-party cookies and significantly increase penalties for non-compliance. We cannot yet determine the impact such future laws, regulations, and standards may have on our use of third-party cookies. Additionally, the use of third-party cookies in the digital advertising ecosystem, particularly in the context of real-time bidding advertising auctions, is subject to increased regulatory scrutiny in the EU. Several European data protection authorities (including in Belgium, Ireland, UK, Poland, Spain, Luxembourg, and the Netherlands) have launched investigations or inquiries over Google’s and other AdTech companies’ practices concerning the collection and sharing of consumer data through cookies, the outcome of which is still uncertain. These investigations or inquiries could result in the imposition of more stringent standards around consent to place cookies or otherwise restrict the use of third-party cookies for online behavioral advertising. We have also received inquiries from, and engaged in correspondence with, European data protection authorities regarding our practices regarding cookies used on our websites, and the outcome of these inquiries is still uncertain.
Additionally, new and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third-party websites.

Continued regulation of cookies, and changes in the interpretation and enforcement of existing laws, regulations, standards, and other obligations, as well as increased enforcement by industry groups or data protection authorities, could restrict our activities, such as efforts to understand users’ internet usage and engage in marketing activities, or require changes to our practices. Any inability to obtain information through cookies or to obtain it on the terms we anticipate, could cause a significant impact on the operation of our platform, impair our ability to target and attract new customers, and reduce our ability to predict our customers’ interests in or need for one or more of our products, any of which may cause a reduction in revenue or a reduction in revenue growth, negatively impact our ability to obtain new subscriptions and retain or grow the subscriptions of existing customers.
Additionally, cookies may easily be deleted or blocked by internet users. All of the most commonly used internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some internet users also download “ad blocking” software that prevents cookies from being stored on a user’s device. If more internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari and Firefox browsers block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by internet users to permit the placement of third-party cookies, fewer cookies would be available, which could adversely affect our business. In addition, companies such as Google LLC have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual internet users or internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability obtain content consumption data.
Changes in laws, regulations, and public perception concerning data protection and privacy, or changes in the interpretation or patterns of enforcement of existing laws and regulations, could impair our efforts to maintain and expand our customer base or the ability of our customers and users to use our platform and some or all of our products. Breaches of laws and regulations concerning data protection and privacy could expose us to significant fines and other penalties.
We hold personal data about a variety of individuals, such as our customers, users, employees, contractors, and business partners, and we use such personal data as needed to collect payment from our customers, communicate with and recommend products to our customers and prospective customers through our marketing and advertising efforts, and comply with legal obligations. Processing of personal data is increasingly subject to legislation and regulation in numerous jurisdictions around the world.
For example, relevant applicable laws and regulations governing the collection, use, disclosure or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act of 2018 (the “CCPA”), and state breach notification laws. In particular, in California, the CCPA was enacted in June 2018, became effective back on January 1, 2020 and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for data breaches. Moreover, a new privacy law that amends and expands the CCPA, the California Privacy Rights Act, or CPRA, was passed on November 3, 2020. The CPRA creates additional obligations relating to personal information that take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA also establishes a new enforcement agency dedicated to consumer privacy. The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. In addition, since the enactment of CCPA, new privacy and data security laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate depending on the results of the 2020 U.S. presidential election. The effects of the CCPA, CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
We maintain offices in the EU (including Poland, the Czech Republic, and Cyprus) and we have customers in the EU and the UK. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “GDPR”), and related member state implementing legislation, and to the UK’s Data Protection Act 2018 (collectively, “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK.
We have implemented measures designed to comply with the requirements of European Data Protection Law. In respect of these measures, we rely on positions and interpretations of the law (including European Data Protection Law) that have yet to be fully tested before the relevant courts and regulators. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the law (including European Data Protection Law), or if any party brought a claim in this regard, we could be subject to governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, any of which could cause customers to lose trust in us or otherwise damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.
The requirements of European Data Protection Law pertaining to the licensing of data or obtaining such data from third parties are not entirely clear in all cases. It is possible that third parties may bring claims against us, alleging non-compliance with such requirements, and seeking damages, seeking to prevent us from using certain data, or seeking to prevent us from using data in particular ways. Such claims could potentially adversely affect our ability to provide our services and the current level of functionality of our platform in such circumstances, which could adversely affect our results of operations.
European Data Protection Law also imposes strict rules on the transfer of personal data out of the EU/UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”), approved by the European Commission, or a derogation applies. The Court of Justice of the EU (the “CJEU”), recently deemed that the SCCs are valid. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. EU regulators have announced that there will be further guidance issued on these topics, but such guidance has yet to be finalized. We rely on SCCs and certain derogations to transfer personal data from the EU and the UK to the United States and Russia. Until the remaining legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European Data Protection Law are sufficient. European or multi-national customers may refuse or be reluctant to use or continue to use our platform or products as a result of such developments until law makers and regulators in the EU and the United States have resolved the issues that instigated the decision of the CJEU noted above. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our platform and products in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear. In addition, it is likely that documentation will need to be put in place between UK entities and entities in EU member states to ensure adequate safeguards are in place for data transfers, which may result in us incurring additional costs with respect to transfers of personal data between the EU and the UK. We may find it necessary or advantageous to join industry bodies, or self-regulatory organizations, that impose stricter compliance requirements than those set out in applicable laws, including European Data Protection Laws. We may also be bound by contractual restrictions that prevent us from participating in data processing activities that would otherwise be permissible under applicable laws, including European Data Protection Laws. Such strategic choices may impact our ability to exploit data and may have an adverse impact on our business.
As we maintain offices in Russia, we face particular privacy, data security, and data protection risks in connection with requirements of Russia’s data protection and security laws, including Federal Law of 21 July 2014 No. 242-FZ, which entered into effect September 1, 2015, Federal Law of 27 July 2006 No. 152-FZ (as amended) and Federal Law of 27 July 2006 No. 149-FZ (as amended). Among other stringent requirements, these laws require ensuring that certain operations on personal data of Russian citizens are conducted in database(s) located in Russia.
We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, the EU, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business.
These and other legal requirements could require us to make additional changes to our platform or products in order for us or our customers to comply with such legal requirements or reduce our ability to lawfully collect personal data used in our platform and products. These changes could reduce demand for our platform or products, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer, and process personal data or, in some cases, impact our ability or our customers’ ability to offer our products in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally.
The costs of complying with existing or new data privacy or data protection laws and regulations, regulatory guidance, our privacy policies and contractual obligations to customers, users, or other third parties, may limit the use and adoption of our platform and products, reduce overall demand for our products, make it more difficult for us to meet expectations from or commitments to customers and users, lead to significant fines, penalties, or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.
Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers and users to resist providing the data necessary to allow us to offer our platform and products to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Even the perception that the privacy of personal data is not satisfactorily protected or does not meet regulatory requirements could discourage prospective customers from subscribing to our products or discourage current customers from renewing their subscriptions.
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, the GDPR imposes sanctions for violations up to the greater of €20 million and 4% of worldwide gross annual revenue, enables individuals to claim damages resulting from infringement of the GDPR and introduces the right for non-profit organizations to bring claims on behalf of data subjects. CCPA allows for fines of up to $7,500 for each violation (affected individual) that a business does not cure within 30 days of receiving notice of the violation. Non-compliance with Russian data localization rules may result in imposition of an administrative fine of up to

RUB 18 million, or approximately $240,000, for each violation. Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.
Many aspects of data protection and privacy laws are relatively new and their scope has not been tested in the courts. As a result, these laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our interpretations and existing data management practices or the features of our products. Certain of our activities could be found by a court, government or regulatory authority to be noncompliant or become noncompliant in the future with one or more data protection or data privacy laws, even if we have implemented and maintained a strategy that we believe to be compliant. Further, we may be subject to additional risks associated with data security breaches or other incidents, in particular because certain data privacy laws, including the GDPR and CCPA, grant individuals a private right of action arising from certain data security incidents. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business.
We also receive personal data from third-party vendors (e.g., data brokers). We may not be able to verify with complete certainty the source of such data, how it was collected, and that such data was collected and is being shared with us in compliance with all applicable data protection and privacy laws. Our use of personal data obtained from third-party vendors could result in potential regulatory investigations, fines, penalties, compliance orders, liability, litigation, and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. The requirements of European Data Protection Law pertaining to the licensing of data or obtaining such data from third parties are not entirely clear in all cases. It is possible that third parties may bring claims against us, alleging non-compliance with such requirements, and seeking damages, seeking to prevent us from using certain data, or seeking to prevent us from using data in particular ways. Such claims could potentially adversely affect our ability to provide our services and the current level of functionality of our platform in such circumstances, which could adversely affect our results of operations.
Changes in legislation or requirements related to automatically renewing subscription plans, or our failure to comply with existing or future regulations, may adversely impact our business.
Our business relies heavily on the fact that customers enter subscription contracts where they agree that the subscription will automatically renew for a new term, and their credit or debit cards will automatically be charged on an ongoing basis, unless the subscription is canceled by the customer. Some states have passed or considered legislation limiting the duration for which subscriptions can automatically renew, if at all.
Although this enacted and proposed legislation generally would not affect companies that sell subscriptions to other companies, like ours does, there could be variances and inconsistencies in these rules or requirements among jurisdictions that expose us to compliance risks that would have a material adverse effect on our business operations and financial condition, and could result in fines, penalties, damages, civil liability, and higher transaction fees. In addition, any costs that result from future legislation and regulations, or from changes in the interpretation of existing legislation and regulations, could individually or in the aggregate cause us to change or limit our business practices, which may make our subscription business model less attractive.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our platform and could harm our business.

The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. The adoption of any laws or regulations that could reduce the growth or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our platform and products, increase our cost of doing business, require us to modify our platform or financial systems, and may harm our results of operations. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet, which could limit the growth of internet-related commerce or communications generally, result in higher prices for our products and platform, or result in reduced demand for internet-based products such as ours.
As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our customers rely on may be unable to support the demands placed upon it. In addition, there could be adverse effects from delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. Further, our platform depends on the quality of our customers’ access to the internet. The failure of the internet infrastructure that we or our customers rely on, even for a short period of time, could undermine our operations and harm our results of operations.
Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt, or increase the cost of customer access to our platform, any of which would negatively impact our business. On June 11, 2018, the repeal of the Federal Communications Commission’s, or the FCC, “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, on September 30, 2018, California enacted the California internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation or the FCC. With the repeal of net neutrality rules, network operators may choose to implement usage-based pricing, discount pricing charged to providers of competitive products, otherwise materially change their pricing rates or schemes, charge us to deliver our traffic or throttle its delivery, implement bandwidth caps or other usage restrictions or otherwise try to monetize or control access to their networks, any of which could increase our costs, or those of our customers in accessing our platform, and negatively impact our business and results of operations.
Federal, state, and foreign laws regulate internet tracking software, the sending of commercial emails and text messages, and other activities, which could impact the use of our platform and products, and potentially subject us to regulatory enforcement or private litigation.
We are subject to laws and regulations that govern sending marketing and advertising by electronic means, such email and telephone. For example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the Telephone Consumer Protection Act imposes certain notice, consent, and opt-out obligations on companies that send telephone or text communications using auto dialers to consumers, and provides consumers with private rights of action for violations. Further, certain states and foreign jurisdictions, such as Australia, Canada, and the EU, have enacted laws that prohibit sending unsolicited marketing emails unless the recipient has provided its prior consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our marketing, which could adversely affect our ability to attract new customers or entice existing customers to upgrade their subscriptions.
We are subject to U.S. economic sanctions, export control and anti-corruption laws, and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.
We are subject to U.S. economic sanctions, export control and anti-corruption laws, and regulations that prohibit the provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. We are in the process of implementing certain precautions to prevent our platform and products from being exported or accessed in violation of U.S. export controls or U.S. sanctions laws and regulations. However, we cannot be certain that the precautions we take will prevent all violations of these laws.
We have previously identified, and may continue to identify, customer accounts for our platform and products that may originate from, or are intended to benefit, persons in countries that are subject to U.S. embargoes, including transactions or events in or relating to Cuba, Iran, North Korea, Syria, and the Crimea region of Ukraine. We have recently submitted a voluntary self-disclosure to the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, regarding potential violations of OFAC regulations that may have involved the provision of services to customers in sanctioned countries. We have not yet obtained a determination from OFAC.
If we are found to be in violation of U.S. sanctions or export control laws, we may be fined or other penalties could be imposed. Furthermore, changes in export control or economic sanctions laws and enforcement could also result in increased compliance requirements and related costs, which could materially adversely affect our business, results of operations, financial condition and/or cash flows.
We are also subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, or providing improper payments or benefits to government officials and other recipients for improper purposes. Our exposure for violating these laws may increase as we continue to expand our international presence, and any failure to comply with such laws could harm our business.
Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of SOX could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business. In the future, our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
As a public company, we are subject to certain reporting requirements of the Exchange Act and have significant requirements for enhanced financial reporting and internal controls. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
In addition, we are required pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2022, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Class A common stock.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there were deficiencies in the design and operations of internal controls over the identification and review of complex accounting issues involving significant judgment or estimates with respect to certain prior period transactions.
We have implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting to remediate this material weakness. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance personnel, and engaging financial consultants to enable the implementation of internal control over financial reporting.

We expect to incur additional costs to remediate the control deficiencies identified, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities.
Our internal resources and personnel may in the future be insufficient to avoid accounting errors and there can be no assurance that we will not have additional material weaknesses in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls, procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our income tax obligations are generally determined based on our business operations in these jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in the earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, changes in accounting principles and tax laws in jurisdictions where we operate. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also materially impact our income tax liabilities.
As our business continues to grow and if we become more profitable, we anticipate that our income tax obligations could significantly increase. If our existing tax credits and net operating loss carry-forwards become fully utilized, we may be unable to offset or otherwise mitigate our tax obligations to the same extent as in prior years. This could have a material impact to our future cash flows or operating results.
In addition, recent global tax developments applicable to multinational companies, including certain approaches of addressing taxation of digital economy recently proposed or enacted by the Organisation for Economic Co-operation and Development, the European Commission or certain major jurisdictions where we operate or might in the future operate, might have a material impact to our business and future cash flow from operating activities, or future financial results. We are also subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition, or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position. In addition, our operations may change, which may impact our tax liabilities. As our brand becomes increasingly recognizable both domestically and internationally, our tax planning structure and corresponding profile may be subject to increased scrutiny, and if we are perceived negatively, we may experience brand or reputational harm.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, and changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
Our international operations may subject us to greater than anticipated tax liabilities.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations and we may be required to revise our intercompany agreements. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Risks Related to Our Intellectual Property
We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.
Our success is dependent, in part, upon protecting our proprietary information and technology. Our intellectual property portfolio primarily consists of registered and unregistered trademarks, unregistered copyrights, domain names, know-how, and trade secrets. We may be unsuccessful in adequately protecting our intellectual property. No assurance can be given that confidentiality, non-disclosure, or invention or copyright assignment agreements with employees, consultants, partners or other parties have been entered into, will not be breached, or will otherwise be effective in establishing our rights in intellectual property and in controlling access to and distribution of our platform, or certain aspects of our platform, and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.
Current laws may not provide for adequate protection of our platform or data, especially in foreign jurisdictions which may have laws that provide insufficient protections to companies. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products, or certain aspects of our platform, or our data may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the laws and mechanisms for protection and enforcement of intellectual property rights in some foreign countries may be inadequate. As we continue to operate in foreign countries and expand our international activities, we have encountered and may in the future encounter challenges in navigating the laws of foreign countries, which may adversely affect our ability to protect our proprietary rights and subject us to claims from current or former personnel and other third parties. Moreover, our exposure to unauthorized copying of certain aspects of our platform, or our data may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property or claiming that we infringe upon or misappropriate their technology and intellectual property.
To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.
We have in the past and may in the future be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright, and other intellectual property development and enforcement activity in our industry and relating to the technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties (including non-practicing entities and patent holding companies) may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. In addition, we do not own any issued, nor do we have any pending patents, which limits our ability to deter patent infringement claims by competitors and other third parties who hold patents. We may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:
•be expensive and time consuming to defend;
•cause us to cease making, licensing or using our platform or products that incorporate the challenged intellectual property;
•require us to modify, redesign, reengineer or rebrand our platform or products, if feasible;
•divert management’s attention and resources; or

•require us to enter into royalty or licensing agreements to obtain the right to use a third-party’s intellectual property.
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly settlement agreements, or prevent us from offering our platform or products, any of which could have a negative impact on our operating profits and harm our future prospects. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our platform or products, or refund premium subscription fees, which could further exhaust our resources. Such disputes could also disrupt our platform or products, adversely affecting our customer satisfaction and ability to attract customers.
Our use of “open source” software could negatively affect our ability to offer and sell access to our platform and products, and subject us to possible litigation.
We use open source software in our platform and products, and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform and products. Although use of open source software has historically been free, recently several open source providers have begun to charge license fees for use of their software. If our current open source providers were to begin to charge for these licenses or increase their license fees significantly, we would have to choose between paying such license fees or incurring the expense to replace the open source software with other software or with our own software, which would increase our research and development costs, and have a negative impact on our results of operations and financial condition.
Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using or that is distributed with such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, require us to devote additional research and development resources to change our platform or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or indemnification for third-party infringement claims. Although we have implemented policies to regulate the use and incorporation of open source software into our platform and products, we cannot be certain that we have not incorporated open source software in our platform and products in a manner that is inconsistent with such policies.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with resellers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, products or other acts or omissions. For some of our larger customers, we sometimes negotiate similar indemnification provisions or indemnification for breaches of our obligations, representations or warranties in the subscription agreement, gross negligence or willful misconduct, breaches of confidentiality, losses related to security incidents, breach of the data processing addendum or violations of applicable law. In some instances, the term of these contractual provisions survives the termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results, and financial condition.
From time to time, third parties may assert infringement claims against our customers or resellers. These claims may require us to initiate or defend protracted and costly litigation on behalf of customers and resellers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers and resellers or may be required to obtain licenses for the platform or products they use or resell or modify our platform or products. We may not be able to obtain all necessary licenses on commercially reasonable terms, or at all, or to make such modifications to avoid a claim, in which case our customers and resellers may be required to stop using or reselling our platform or products. Further, customers may require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our employees or platform. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our platform or products, and harm our revenue, business, and operating results.
Risks Related to Ownership of Our Class A Common Stock
We are an emerging growth company and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more, (ii) December 31, 2026, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are subject to costs, regulations and requirements as a result of being a public company, which could impair our profitability, make it more difficult to run our business, or divert management’s attention from our business.
As a public company, and particularly after we are no longer an emerging growth company, we are required to commit significant resources, management time, and attention to the requirements of being a public company, which causes us to incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements, and recruiting and retaining independent directors. We also have incurred and will continue to incur costs associated with SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC and the NYSE, and compliance with these requirements will place significant demands on our legal, accounting, and finance staff and on our accounting, financial, and information systems. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations may increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In addition, we might not be successful in implementing these requirements. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board”) or Board committees or as our executive officers. Furthermore, if we are unable to continue to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
An active public market for our Class A common stock may not be sustained and could be highly volatile, and you may not be able to resell your shares at or above your original purchase price, if at all.
We have a limited trading history. The market price of our Class A common stock could be highly volatile and may fluctuate substantially as a result of many factors, including:
•actual or anticipated fluctuations in our results of operations;
•variance in our results of operation from the expectations of market analysts;
•announcements by us or our competitors of significant business developments, changes in service provider relationships, acquisitions or expansion plans;
•changes in the prices of our products;
•our involvement in litigation;
•our sale of Class A common stock or other securities in the future;
•market conditions in our industry;
•changes in key personnel;
•the trading volume of our Class A common stock;
•changes in the estimation of the future size and growth rate of our markets; and
•general economic and market conditions.

In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our Class A common stock, regardless of our results of operation. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation we could incur substantial costs, and our management’s attention and resources could be diverted.
If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you originally paid. An active or liquid market in our Class A common stock may not be sustainable, which could adversely affect your ability to sell your shares and could depress the market price of our Class A common stock.
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of Class A common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our Board. Subject to compliance with applicable rules and regulations, we may issue our shares of Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
A total of 124,905,954, or approximately 93%, of the outstanding shares of our Class A and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. We, our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock outstanding prior to our IPO have entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions and early release triggers, not to sell any of our stock for 180 days following March 24, 2021. Following the expiration of this period and subject to applicable securities laws, such shares may be sold on the public market.
Stockholders owning an aggregate of up to 36,750,000 shares of our Class B common stock are entitled, under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement on Form S-8 on March 25, 2021, to register 24,114,926 shares of our Class A common stock under our equity compensation plans.
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
If we do not meet the expectations of equity research analysts, if they do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our Class A common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock will depend in part on the research and reports that equity research analysts publish about us and our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our results of operations are below the estimates or expectations of public market analysts and investors, our stock price could decline. Moreover, the price of our Class A common stock could decline if one or more securities analysts downgrade our Class A common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.
We cannot predict the impact our dual structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of March 31, 2021 held in aggregate 93% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2021, our directors, executive officers, and their affiliates, held in the aggregate 93% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) the seven year anniversary of the closing of our IPO (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our credit facility places restrictions on our ability to pay cash dividends. Consequently, investors may need to rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our Class A common stock.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current Board, and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws, include provisions that:
•provide that the authorized but unissued shares of our common stock and our preferred stock are available for future issuance without stockholder approval;
•provide that our Board is classified into three classes of directors with staggered three-year terms;
•permit the Board to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan;
•provide that only the Chairperson of our Board, our Chief Executive Officer, or a majority of our Board will be authorized to call a special meeting of stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the Board is expressly authorized to make, alter or repeal our bylaws; and
•advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’

ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From January 1, 2021 through March 31, 2021, pursuant to our Amended and Restated 2019 Stock Option and Grant Plan (the “2019 Plan”) we issued and sold to our employees, consultants and other service providers an aggregate of 3,861 shares of common stock upon the exercise of options under our 2019 Plan at exercise prices ranging from $1.23 to $1.68 per share, for an aggregate exercise price of $5,207. These 3,861 shares of common stock were exchanged for an equal number of shares of our Class B common stock in connection with our IPO.
From January 1, 2021 through March 31, 2021, pursuant to our 2021 Stock Option and Grant Plan we granted one employee an aggregate of 19,500 restricted stock units, with a grant date fair value $14 per restricted stock unit.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds From the IPO
On March 29, 2021, we closed the IPO, in which we issued 10,000,000 shares of Class A common stock, and on April 23, 2021 we closed the partial exercise of the underwriter’s option to purchase additional shares of our Class A common stock, in which we issued an additional 719,266 shares of Class A common stock, at a price to the public of $14.00 for aggregate net proceeds of $135,987 after deducting underwriting discounts and commissions of $10,505 and expenses payable by us of $3,578. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Prospectus. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. There has been no material change in the planned use of proceeds from the IPO as described in the Prospectus. We invested the funds received in accordance with our Board approved investment policy, which provides for investments in obligations of the U.S. and foreign governments, money market instruments, registered money market funds, corporate and municipal bonds. Goldman, Sachs & Co. LLC, J.P. Morgan Securities LLC and Jefferies LLC acted as joint lead bookrunning managers of the IPO.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
(1) File as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.
(2) Filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.
(3) Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.
* Filed herewith.
+ The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMRUSH HOLDINGS, INC.

May 11, 2021	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

May 11, 2021	By:	/s/ Evgeny Fetisov
Evgeny Fetisov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)