Form 10-Q
period 2021-06-30
SEMrush Holdings, Inc.
filed 2021-08-10
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of August 5, 2021, there were 10,800,368 shares of the registrant’s Class A Common Stock and 124,696,442 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020	2
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40
	Part II. Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Default Upon Senior Securities	84
Item 4.	Mine Safety Disclosure	84
Item 5.	Other Information	84
Item 6.	Exhibits	84
	Signatures	86

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
i

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
ii

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$180,759	$35,531
Accounts receivable	2,722	1,399
Deferred contract costs, current portion	5,418	4,049
Prepaid expenses and other current assets	7,180	2,649
Total current assets	196,079	43,628
Property and equipment, net	8,396	2,968
Intangible assets, net	2,127	2,231
Goodwill	1,991	1,991
Deferred contract costs, net of current portion	2,140	1,670
Other long-term assets	1,026	2,470
Total assets	$211,759	$54,958
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$9,135	$8,654
Accrued expenses	12,847	7,719
Deferred revenue	34,652	26,537
Other current liabilities	1,859	—
Total current liabilities	58,493	42,910
Long-term liabilities
Deferred revenue, net of current portion	237	123
Deferred tax liability	126	209
Other long-term liabilities	3,438	497
Total liabilities	62,294	43,739
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of June 30, 2021; 3,379,400 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $8,000 at December 31, 2020)	—	7,789
Series A-1 redeemable convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of June 30, 2021; 1,837,600 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $5,000 at December 31, 2020)	—	10,270
Stockholders' equity (deficit)
Series B convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of June 30, 2021; 4,681,400 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $24,000 at December 31, 2020)	—	24,000
Undesignated preferred stock, $0.00001 par value - 100,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2021; no shares authorized, issued, or outstanding as of December 31, 2020	—	—
Common stock, $0.00001 par value - no shares authorized, issued, or outstanding as of June 30, 2021; 300,000,000 shares authorized, and 95,206,893 shares issued and 95,050,041 shares outstanding at December 31, 2020	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized, and 10,800,368 shares issued and outstanding as of June 30, 2021; no shares authorized, issued or outstanding as of December 31, 2020	—	—
Class B common stock, $0.00001 par value - 160,000,000 shares authorized, and 124,905,954 shares issued and 124,696,442 outstanding as of June 30, 2021; no shares authorized, issued or outstanding as of December 31, 2020	1	—
Additional paid-in capital	184,087	4,975
Accumulated deficit	(34,623)	(35,815)
Total stockholders’ equity (deficit)	149,465	(6,840)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$211,759	$54,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$45,005	$28,452	$85,003	$56,239
Cost of revenue	10,238	7,055	19,011	13,666
Gross profit	34,767	21,397	65,992	42,573
Operating expenses
Sales and marketing	18,298	12,704	34,755	25,581
Research and development	5,964	4,001	11,322	8,238
General and administrative	10,520	6,570	18,424	12,503
Total operating expenses	34,782	23,275	64,501	46,322
Income (loss) from operations	(15)	(1,878)	1,491	(3,749)
Other expense, net	(123)	(138)	(72)	(82)
Income (loss) before income taxes	(138)	(2,016)	1,419	(3,831)
Provision for income taxes	141	92	227	208
Net income (loss)	$(279)	$(2,108)	$1,192	$(4,039)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.00	$(0.02)	$0.01	$(0.04)
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	135,312	94,738	115,951	94,666
Diluted	135,312	94,738	137,263	94,666
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	94,592,700	$—	—	$—	—	$—	$3,644	$(28,803)	$(1,159)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	205	—	205
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,931)	(1,931)
Balances at March 31, 2020	3,379,400	7,789	1,837,600	10,270	4,681,400	24,000	94,592,700	—	—	—	—	—	3,849	(30,734)	(2,885)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,108)	(2,108)
Balances at June 30, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	94,592,700	$—	—	$—	—	$—	$4,058	$(32,842)	$(4,784)

Balances at December 31, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	95,050,041	$—	—	$—	—	$—	4,975	(35,815)	$(6,840)
Conversion of Preferred Stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of $13,378 in issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—
Exercise of stock options, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	—	—	3,861	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	593	—	593
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,471	1,471
Balances at March 31, 2021	—	—	—	—	—	—	—	—	10,000,000	—	124,749,102	1	174,254	(34,344)	139,911
Issuance of Class A Common Stock in connection with the partial exercise of the overallotment option in connection with the initial public offering, net of $825 in issuance costs	—	—	—	—	—	—	—	—	719,266	—	—	—	9,245	—	9,245
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	81,102	—	(81,102)	—	—	—	—
Exercise of stock options, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	—	—	28,442	—	19	—	19
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	569	—	569
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	(279)	(279)
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	10,800,368	$—	124,696,442	$1	$184,087	$(34,623)	$149,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net income (loss)	$1,192	$(4,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	1,447	474
Amortization of deferred contract costs	2,950	2,259
Stock-based compensation expense	1,162	414
Non-cash interest expense	104	—
Deferred taxes	(83)	(108)
Changes in operating assets and liabilities
Accounts receivable	(1,324)	603
Deferred contract costs	(4,789)	(3,114)
Prepaid expenses and other current assets	(4,530)	(788)
Accounts payable	720	438
Accrued expenses	4,981	2,589
Deferred revenue	8,229	2,233
Net cash provided by operating activities	10,059	961
Investing Activities
Purchases of property and equipment	(750)	(1,792)
Purchases of convertible debt securities	(500)	—
Capitalization of internal-use software development costs	(271)	(700)
Cash paid for acquisition of business, net of cash acquired	(350)	—
Net cash used in investing activities	(1,871)	(2,492)
Financing Activities
Proceeds from exercise of stock options	26	—
Net proceeds from completing initial public offering	137,467	—
Payment of capital leases	(453)	—
Payment of deferred offering costs	—	(38)
Net cash provided by (used in) financing activities	137,040	(38)
Increase in cash, cash equivalents and restricted cash	145,228	(1,569)
Cash, cash equivalents and restricted cash, at beginning of period	35,619	37,523
Cash, cash equivalents and restricted cash, at end of period	$180,847	$35,954
Supplemental cash flow disclosures
Cash paid for interest	$112	$—
Cash paid for income taxes	$232	$457
Acquisition of fixed asset under capital lease	$5,750	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
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
On April 20, 2021, the underwriters of the Company’s IPO partially exercised their option to purchase additional shares of Class A common stock. In connection with the closing of the partial exercise on April 23, 2021, the underwriters purchased 719,266 shares of the Company’s Class A common stock for net proceeds to the Company of $9.2 million after deducting approximately $0.8 million for underwriting discounts, commissions, and offering expenses.
Effects of COVID-19
The Company considered the potential effects of the novel strain of coronavirus (“COVID-19”) pandemic on the Company. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and numerous new strains of COVID-19 have subsequently spread throughout the world. COVID-19 has continued to impact market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including restrictions with respect to business activities and travel restrictions, and “shelter–at–home” orders, that have had and may continue to have an adverse impact on the Company’s business and operations. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on the Company’s future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the spread of the outbreak both globally and within the U.S., the impact on capital, foreign currencies exchange and financial markets, and governmental or regulatory orders that impact the Company’s business, all of which are highly uncertain and cannot be predicted.
As of June 30, 2021, the Company has experienced long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect its ability to fully furnish the infrastructure within its data centers. The Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date.
The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated March 24, 2021 (the “Prospectus”) as filed with the SEC on March 25, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2021, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Prospectus except as discussed below.
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
For the three and six months ended June 30, 2021 and 2020, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to the Semrush Marketplace was not material for the three and six months ended June 30, 2021 and 2020.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $8,229 as of June 30, 2021 compared December 31, 2020. During the three months ended June 30, 2021 and 2020, $15,617 and $10,456 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the six months ended June 30, 2021 and 2020, $20,164 and $14,633 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2021 and December 31, 2020 was $504 and $1,280, respectively, which the Company expects to recognize over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2021 and December 31, 2020. For performance obligations not satisfied as of June 30, 2021 and December 31, 2020, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2019. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and recorded as deferred contract costs in the consolidated balance sheet and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Sales commissions for renewals and upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as current deferred contract costs, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying consolidated statement of operations and comprehensive income (loss).
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such determination at each balance sheet date.
Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. At both June 30, 2021 and December 31, 2020, restricted cash was $88, and related to cash held at a financial institution in an interest-bearing cash account as collateral for a letter of credit related to the contractual provisions for one of the Company’s building leases.
The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$180,759	$35,866
Restricted cash included in “prepaid expenses and other current assets” and “other long-term assets,” respectively	88	88
Total cash, cash equivalents and restricted cash, at end of period	$180,847	$35,954
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
As of June 30, 2021 and December 31, 2020, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and six months ended June 30, 2021 and 2020, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at June 30, 2021 and December 31, 2020, due to the short-term nature of these instruments.
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
Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. As of June 30, 2021 and December 31, 2020, cash equivalents held in money market funds totaled $25,843 and $29,369, respectively.
As of June 30, 2021, the Company measured its investments in convertible notes (see Note 4) and its contingent consideration associated with the acquisition of Prowly.com sp. z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3) and did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2). As of December 31, 2020, the Company’s only recurring Level 3 fair value measurement was its contingent consideration associated with the acquisition of Prowly. Changes in fair value of the convertible notes were not material for the three and six months ended June 30, 2021. The changes in fair value of the contingent consideration associated with the Prowly acquisition were insignificant for the six months ended June 30, 2021. As of December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2).
Foreign Currency Translation
The Group operates in a multi-currency environment having transactions in such currencies as the U.S. dollar, Russian rubles, Czech koruna, euros, and others. The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar, with the exception of Prowly, where the functional currency is the local currency, the Zloty. The foreign currency translation adjustment as it relates to Prowly was immaterial for the three and six months ended June 30, 2021. For all other entities, foreign currency transactions are measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each subsequent balance sheet date, foreign currency denominated assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Any differences resulting from the remeasurement of foreign denominated assets and liabilities of the international subsidiaries to the U.S. dollar functional currency are recorded within other income (expense) in the unaudited condensed consolidated statement of operations and comprehensive loss. The foreign currency exchange gain (loss) included in other income for the three months ended June 30, 2021 and 2020 was $(53) and $(163), respectively, and $(8) and $(270) for the six months ended June 30, 2021 and 2020, respectively.
Net Income (Loss) Per Share
Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). Prior to the completion of the IPO, the Company considered the shares of Preferred Stock to be participating securities because they include rights to participate in dividends with the common stock. As of June 30, 2021, the Company did not have any participating securities outstanding.
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
During the six months ended June 30, 2021, the Company amended its certificate of incorporation to create two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 9, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one (1) vote per share and each share of Class B common stock is entitled to ten (10) votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Shares of Class B common stock are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. See Note 9 to these unaudited condensed consolidated financial statements for additional information regarding the current conversion and transfer terms of the Company’s common stock. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one to one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
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
For the six months ended June 30, 2021, dilutive net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period, the dilutive impact of stock options, shares of common stock issuable upon the vesting of restricted stock units (“RSUs”), and the dilutive impact of shares issuable upon the conversion of the outstanding shares of Preferred Stock.
For the three months ended June 30, 2021 and the three and six months ended June 30, 2020, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation for the three months ended June 30, 2021 and the three and six months ended June 30, 2020 as their effect would have been anti-dilutive due to the net losses incurred for these periods.
The following table presents a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	135,312,000	94,738,000	115,951,000	94,666,000
Dilutive effect of share equivalents resulting from stock options	—	—	6,896,000	—
Dilutive effect of share equivalents resulting from RSAs	—	—	143,000	—
Dilutive effect of shares issuable upon conversion of preferred stock	—	—	14,273,000	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	135,312,000	94,738,000	137,263,000	94,666,000
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options outstanding	6,998,703	6,374,542	1,978	6,335,830
Shares of Preferred Stock	—	29,695,200	—	29,695,200
Restricted stock units outstanding	144,791	—	101,269	—
	7,143,494	36,069,742	103,247	36,031,030
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. An immaterial cumulative translation adjustment related to the Prowly entity has been excluded from other comprehensive income for the three and six months ended June 30, 2021. There were no components of other comprehensive income to report for the three and six months ended June 30, 2020 and 2021; accordingly, comprehensive income (loss) equaled the total net income (loss) for all periods presented.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. ASU 2016-13 affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. For non-public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company plans to adopt this guidance in the year ending December 31, 2023. The Company is currently evaluating ASU 2016-13 and the potential impact on its condensed consolidated financial statements and financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for public entities for years beginning after December 15, 2019, and interim periods within those years. For non-public companies, ASU 2081-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance in the quarter ending December 31, 2021. The Company is currently assessing the impact that adopting this guidance will have on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the ASU is effective for years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. For non-public companies, the new standard is effective for years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance in the quarter ending December 31, 2021. The Company is currently assessing the impact that adopting this guidance will have on its condensed consolidated financial statements.
3.    Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Computer equipment	$3,634	$3,513
Furniture and office equipment	1,111	1,041
Leasehold improvements	1,145	667
Capital leases	5,750	—
Total property and equipment	11,640	5,221
Less: accumulated depreciation and amortization	(3,244)	(2,253)
Property and equipment, net	$8,396	$2,968

Depreciation and amortization expense related to property and equipment was $790 and $1,134 for the three and six months ended June 30, 2021, respectively, and $208 and $411 for the three and six months ended June 30, 2020, respectively.
4.    Other Long-Term Assets
Deferred Offering Costs
Deferred offering costs primarily consist of direct incremental legal and accounting fees relating to the IPO and to a credit facility. The deferred issuance costs relating to the IPO were offset against IPO proceeds upon the consummation of the Company’s offering. The deferred costs relating to the credit facility are being amortized to interest expense up through the maturity date of the facility. As of June 30, 2021 and December 31, 2020, the Company had deferred offering costs relating to the IPO of $0 and $1,839. As of June 30, 2021 and December 31, 2020, the Company had $526 and $630, respectively, in issuance costs relating to the credit facility. The issuance costs for the IPO and credit facility are classified in other long-term assets in the accompanying unaudited condensed consolidated balance sheets.
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
These convertible note investments are classified as available-for-sale securities and are classified in other long-term assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity date. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825 and accounting for the entire hybrid instrument at fair value through earnings. Changes in fair value of the convertible notes were not material for the three and six months ended June 30, 2021.

5.    Acquisitions, Acquired Intangible Assets, and Goodwill
Acquisitions
On August 27, 2020, the Company acquired 100% of the outstanding capital of Prowly for cash consideration of $3,317. In addition to the purchase consideration, the founders of Prowly are eligible to earn up to a maximum of $2,750 in aggregate additional consideration based on the satisfaction of certain earnings targets as defined in the purchase agreement. For the three and six months ended June 30, 2021, the Company recognized compensation expense of $57 and $113, respectively, as compensation expense related to the additional consideration.
Intangible Assets
Intangible assets consisted of intangible assets resulting from the acquisition of Prowly and capitalized internal-use software development costs. Intangible assets consists of the following:

	As of June 30, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	1,194	(166)	1,028
Trade name	68	(19)	49
Capitalized internal-use software	1,828	(778)	1,050
Total as of June 30, 2021	$3,090	$(963)	$2,127

	As of December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	1,194	(66)	1,128
Trade name	68	(3)	65
Capitalized internal-use software	1,561	(523)	1,038
Total as of December 31, 2020	$2,823	$(592)	$2,231

During the three and six months ended June 30, 2021, the Company capitalized $144 and $271, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets. During the three and six months ended June 30, 2020, the Company capitalized $403 and $603, respectively, of software development costs. The Company recorded amortization expense associated with its capitalized development costs of $130 and $259 for the three and six months ended June 30, 2021, respectively. The Company recorded amortization expense associated with its capitalized development costs of $52 and $104 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the capitalized internal-use software asset balances totaled $1,050 and $1,038, respectively.
Amortization expense for acquired intangible assets was $55 and $116 for the three and six months ended June 30, 2021. There was no amortization expense for acquired intangible assets for the three and six months ended June 30, 2020.
As of June 30, 2021, future amortization expense is expected to be as follows:

Amount
Remainder of 2021	$334
2022	559
2023	428
2024	199
2025 and thereafter	607
Total	$2,127
Goodwill
The was no change in the carrying value of goodwill of $1,991 from December 31, 2020 through June 30, 2021.

6.    Accrued expenses
Accrued expenses consist of the following:

	As of
	June 30, 2021	December 31, 2020
Employee compensation	$5,847	$4,478
Vacation reserves	464	465
Other	6,536	2,776
Total accrued expenses	$12,847	$7,719

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
As of June 30, 2021, the Company has not drawn on this revolving credit facility. For the three and six months ended June 30, 2021, the Company incurred $28 and $53 in interest expense, respectively, relating to this credit facility.

8.    Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. For the three and six months ended June 30, 2021, we recorded provisions for income taxes of $141 and $227, respectively. For the three and six months ended June 30, 2020, we recorded provisions for income taxes of $92 and $208, respectively. Our effective tax rate for the six months ended June 30, 2021 and 2020 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against our net deferred tax assets.
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, we reassess any valuation allowances that we maintain on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. We maintain a valuation allowance on certain federal, state, and foreign tax attributes that are not more-likely-than-not realizable.

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
As of June 30, 2021, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
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
Common Stock Reserved for Future Issuance
As of June 30, 2021, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	7,756,641
Options reserved for future issuance	13,135,939
Restricted stock outstanding	156,852
Restricted stock units	155,025
Total authorized shares of common stock reserved for future issuance	21,204,457
n
]
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
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations. For stock-based awards issued under the Company’s stock-based compensation plans to employees and members of the Board for their services on the Board, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as discussed further below. For RSUs granted subject to service-based vesting conditions, the fair value is determined based on the closing price of the Company’s Class A common stock, as reported on the New York Stock Exchange on the date of grant. RSUs granted subject to service-based vesting conditions generally vest over a four-year requisite service period. For all other service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
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
The Company has recorded stock-based compensation expense of $569 and $1,162 during the three and six months ended June 30, 2021, respectively, and recorded $209 and $414 for the three and six months ended June 30, 2020, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$7	$5	$14	$9
Sales and marketing	52	27	242	64
Research and development	68	29	135	58
General and administrative	442	148	771	283
Total stock-based compensation	$569	$209	$1,162	$414
As of June 30, 2021, there was $5,581 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.07 years.
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
The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	52.0%	51.2%	52.0%	48.3%
Weighted-average risk-free interest rate	1.13%	0.42%	1.04%	1.09%
Expected dividend yield	—	—	—	—
Expected life – in years	6	6	6	6
A summary of the Company’s option activity as of June 30, 2021, which all occurred under the 2019 Plan and the 2021 Plan, and changes during the six months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	7,611,258	$1.37	8.40
Granted	229,053	12.37
Exercised	(33,327)	1.25
Forfeited	(50,343)	2.00
Outstanding at June 30, 2021	7,756,641	1.69	8.07
Options exercisable at June 30, 2021	3,680,766	0.97	7.52
The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2021 was $6.69 and $6.13 per share, respectively. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2020 was $0.80 and $0.65 per share, respectively. No tax benefits were realized from options during the three and six months ended June 30, 2021 or 2020.
The aggregate intrinsic value of options outstanding as of June 30, 2021 and December 31, 2020 was $165,416 and $36,816, respectively.
The aggregate intrinsic value for options exercised during the three and six months ended June 30, 2021 was $473 and $492.
The aggregate intrinsic value for options exercisable as of June 30, 2021 was $81,164.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2021 and December 31, 2020, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders.
During the three and six months ended June 30, 2021, the Company granted to employees RSU awards for 96,525 and 155,025 shares of Class A common stock under the 2021 Plan, respectively. The Company recorded stock-based compensation expense related to the RSU grants of $120 and $145, respectively. The Company granted no RSU awards during the six months ended June 30, 2020; accordingly, there was no RSU compensation expense associated with this periods.
A summary of RSU activity under the Company’s 2021 Plan for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2021	—	—
Granted	155,025	13.67	$2,119
Vested	—	—
Forfeited	—	—
Unvested balance as of June 30, 2021	155,025	13.67
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
11.    Commitments and Contingencies
The Company leases office facilities under noncancelable operating leases that expire at various dates through 2027. In addition, the Company has multi-year commitments with data centers. Some of these lease agreements contain escalating rent payments. Rent expense is recorded on a straight-line basis. Rent expense was $954 and $1,881 for the three and six months ended June 30, 2021, respectively. Rent expense was $1,078 and $2,164 for the three and six months ended June 30, 2020, respectively. The Company also has non-cancelable commitments related to its data centers.

Future minimum amounts payable as of June 30, 2021, under the office facilities operating leases and data center agreements are as follows:

Operating Leases
Remainder of 2021	$2,649
2022	4,090
2023	2,804
2024	1,774
2025 and thereafter	2,938
Total minimum lease payments	$14,255
During the year ended December 31, 2020, the Company entered into leasing arrangements for certain data center equipment under non-cancelable capital leases. The leasing arrangements have terms of 36 months beginning on the date the Company accepts the installation of the equipment subject to the lease. As of December 31, 2020, the equipment had not been installed and the Company had not accepted the equipment under these leases, and as such the lease commencement date had not begun. During the six months ended June 30, 2021, a portion of the equipment was installed and the related lease commenced. The Company is required to make total payments of $6,388 over the term of the leases which is excluded from the table above. The Company recorded $5,297 in capital leases to property and equipment, net, as of June 30, 2021 (see Note 3), which is being depreciated over the lease term of 36 months. Of the $5,297 recorded in capital leases, $1,859 of the capital lease obligation is designated as current and $3,438 is designated as non-current on the unaudited condensed consolidated balance sheet as of June 30, 2021.
In addition to the lease commitments above, the Company also has multi-year commitments with certain data providers. The Company is committed to spend approximately $2,782, $6,775, and $1,933 for the remainder of the year ending December 31, 2021, and for the years ending December 31, 2022, and 2023, respectively, for data services.
Litigation
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended June 30, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2021, the Company has not incurred any costs for the above guarantees and indemnities.
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
12.    Components of Other Income, Net
The components of other income, net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency exchange loss	(53)	(163)	(8)	(270)
Other, net	(70)	25	(64)	188
Other income, net	$(123)	$(138)	$(72)	$(82)
13.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three and six months ended June 30, 2021, the Company made matching contributions of $134 and $224, respectively, to the 401(k) Plan. For the three and six months ended June 30, 2020, the Company made matching contributions of $42 and $76, respectively, to the 401(k) Plan.
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
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
United States	$20,572	$13,206	$38,840	$26,133
United Kingdom	4,676	3,032	8,873	6,026
Other	19,757	12,214	37,290	24,080
Total revenue	$45,005	$28,452	$85,003	$56,239

Property and equipment, net by geographic location consists of the following:

	As of
	June 30, 2021	December 31, 2020
Property and equipment, net:
United States	$6,539	$1,023
Russia	1,374	1,450
Czech Republic	429	439
Other	54	56
Total assets	$8,396	$2,968

15.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2021 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2021, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements and except as disclosed below.

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
On March 29, 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our Class A common stock at a public offering price of $14.00 per share for aggregate gross proceeds of $140.0 million. We received approximately $126.6 million in net proceeds after deducting $9.8 million of underwriting discounts and commissions and approximately $3.6 million in offering costs. On April 20, 2021, the underwriters of the Company’s IPO partially exercised their option to purchase additional shares of Class A common stock. In connection with the closing of the partial exercise on April 23, 2021, the underwriters purchased 719,266 shares of the Company’s Class A common stock for net proceeds to the Company of $9.245 million. In connection with the closing of the IPO, all of the outstanding shares of our Preferred Stock and Common Stock automatically converted into 124,905,954 shares of Class B common stock.
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

Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as the daily revenue of all paid subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as the annual recurring paid subscriptions so long as we do not have any indication that a customer has cancelled or intends to cancel its subscription and we continue to generate revenue from them. As of June 30, 2021 and 2020, we had more than 79,000 paying customers and 60,000 paying customers, respectively, accounting for $188.0 million and $119.0 million in ARR, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of June 30, 2021 and 2020 was $2,351 and $1,969, respectively. We define ARR per paying customer during a given period as ARR from our paying customers at the end of the period divided by the number of paying customers as of the end of the same period. We define the number of paying customers as the number of unique business and individual customers at the end of a particular period. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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

	Six Months Ended June 30, (in thousands)
	2021	2020
Net cash provided by operating activities	$10,059	$961
Net cash used in investing activities	(1,871)	(2,492)
Net cash provided by (used in) financing activities	137,040	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	$145,228	(1,569)

	Six Months Ended June 30, (in thousands)
	2021	2020
Net cash provided by operating activities	$10,059	$961
Purchases of property and equipment	(750)	(1,792)
Capitalization of internal-use software costs	(271)	(700)
Free cash flow	$9,038	$(1,531)

	Six Months Ended June 30, (in thousands)
	2021	2020
Net cash provided by operating activities (as a percentage of revenue)	11.8%	1.7%
Purchases of property and equipment (as a percentage of revenue)	(0.9)%	(3.2)%
Capitalization of internal-use software costs (as a percentage of revenue)	(0.3)%	(1.2)%
Free cash flow margin	10.6%	(2.7)%

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
We offer our paid products to customers via monthly or annual subscription plans, as well as one-time and ongoing add-ons. As of June 30, 2021 and 2020, approximately 75% and 76%, respectively, of our paying customers purchased monthly subscription plans. Our subscription-based model enables customers to select a plan based on their needs and license our platform on a per user per month basis.
As of June 30, 2021 we served approximately 79,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three and six months ended June 30, 2021 and 2020, no single customer accounted for more than 1% of our revenue.
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

Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the three and six months ended June 30, 2021 and 2020 primarily relates to income earned in certain foreign jurisdictions.
Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2021	2020	2021	2020
Revenue	$45,005	$28,452	$85,003	$56,239
Cost of revenue (1)	10,238	7,055	19,011	13,666
Gross profit	34,767	21,397	65,992	42,573
Operating expenses
Sales and marketing (1)	18,298	12,704	34,755	25,581
Research and development (1)	5,964	4,001	11,322	8,238
General and administrative (1)	10,520	6,570	18,424	12,503
Total operating expenses	34,782	23,275	64,501	46,322
Income (loss) from operations	(15)	(1,878)	1,491	(3,749)
Other income, net	(123)	(138)	(72)	(82)
Income (loss) before income taxes	(138)	(2,016)	1,419	(3,831)
Provision for income taxes	141	92	227	208
Net income (loss)	$(279)	$(2,108)	$1,192	$(4,039)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$7	$5	$14	$9
Sales and marketing	52	27	242	64
Research and development	68	29	135	58
General and administrative	442	148	771	283
Total stock-based compensation	$569	$209	$1,162	$414

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	23%	25%	22%	24%
Gross profit	77%	75%	78%	76%
Operating expenses
Sales and marketing	41%	45%	41%	45%
Research and development	13%	14%	13%	15%
General and administrative	23%	23%	22%	22%
Total operating expenses	77%	82%	76%	82%
Income (loss) from operations	—%	(7)%	2%	(7)%
Other expense, net	—%	—%	—%	—%
Income (loss) before income taxes	—%	(7)%	2%	(7)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	(1)%	(7)%	1%	(7)%

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue
Our revenue during the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$45,005	28,452	$16,553	58%	$85,003	56,239	$28,764	51%

Revenue increased in all regions and the increase was most pronounced in the United States. The majority of this increase was driven by an increase in the number of paying customers from 60,458 as of June 30, 2020 to 79,087 as of June 30, 2021. The increase in revenue for the three and six months ended June 30, 2021 was partially driven by an increase in the subscription price of our core product.

Revenue based upon the locations of our paying customers during the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
United States	$20,572	$13,206	$38,840	$26,133
United Kingdom	4,676	3,032	8,873	6,026
Other	19,757	12,214	37,290	24,080
Total revenue	$45,005	$28,452	$85,003	$56,239

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$10,238	$7,055	$3,183	45%	$19,011	$13,666	$5,345	39%
Gross profit	$34,767	$21,397	$13,370	62%	$65,992	$42,573	$23,419	55%
Gross margin	77.3%	75.2%			77.6%	75.7%

The increase in cost of revenue for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to the following changes:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Change
	(in thousands)
Hosting fees	$415	$861
Integration and data costs	1,231	2,018
Merchant fees	545	854
Other	992	1,612
Cost of revenue	$3,183	$5,345

For the three months ended June 30, 2021, cost of revenue increased by $3,183. Hosting fees increased, driven by the additional costs associated with our growth in subscription revenue and the additional costs associated with expanding our relationships with our current paying subscribers. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Merchant fees increased commensurate with sales growth. Other costs increased primarily as a result of a 29% increase in headcount for the three months ended June 30, 2021 as we continue to grow our customer support and customer success teams to support our customer growth.
For the six months ended June 30, 2021, cost of revenue increased by $5,345. Hosting fees, integration and data costs, merchant fees, and other costs all increased by the same drivers of the respective three month period increases that are discussed above. Other costs increased primarily as a result of a 33% increase in headcount for the six months ended June 30, 2021.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$18,298	$12,704	$5,594	44%	$34,755	$25,581	$9,174	36%
Percentage of total revenue	40.7%	44.7%			40.9%	45.5%

The increase in sales and marketing expense for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Change
	(in thousands)
Personnel costs	$1,682	$3,877
Advertising expense	3,967	5,611
Other	(55)	(314)
Sales and marketing	$5,594	$9,174
For the three months ended June 30, 2021, sales and marketing expense increased by $5,594. This increase was partially driven by an increase in personnel costs due to a 4% increase in headcount as we continue to expand our sales teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the three months ended June 30, 2021, compared to the corresponding period of the prior year. This increase in the amortization of capitalized commissions costs was partially due to the amortization of commissions paid in prior periods, as well as the expense associated with the amortization of commissions paid and capitalized during the three months ended June 30, 2021, which increased compared to the three months ended June 30, 2020 due to the overall growth in sales. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
For the six months ended June 30, 2021, sales and marketing expense increased by $9,174. This increase was partially driven by an increase in personnel costs due to a 6% increase in headcount as we continue to expand our sales teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the six months ended June 30, 2021, compared to the corresponding period of the prior year. This increase in the amortization of capitalized commissions costs was partially due to the amortization of commissions paid in prior periods, as well as the expense associated with the amortization of commissions paid and capitalized during the six months ended

June 30, 2021, which increased compared to the six months ended June 30, 2020 due to the overall growth in sales. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$5,964	$4,001	$1,963	49%	$11,322	$8,238	$3,084	37%
Percentage of total revenue	13.3%	14.1%			13.3%	14.6%

For the three months ended June 30, 2021, research and development costs increased by $1,963, primarily as a result of a 26% increase in headcount compared to the corresponding period of the prior year, as we continue to expand our product development teams.
For the six months ended June 30, 2021, research and development costs increased by $3,084, primarily as a result of a 27% increase in headcount compared to the corresponding period of the prior year, as we continue to expand our product development teams.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$10,520	$6,570	$3,950	60%	$18,424	$12,503	$5,921	47%
Percentage of total revenue	23.4%	23.1%			21.7%	22.2%

For the three months ended June 30, 2021, general and administrative expense increased by $3,950. This increase was primarily driven by a 34% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, and internal support teams. It was also driven by a 199% increase in stock-based compensation applicable to these teams for the three months ended June 30, 2021.
For the six months ended June 30, 2021, general and administrative expense increased by $5,921, which was primarily driven by a 39% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, and internal support teams. It was also driven by a 172% increase in stock-based compensation applicable to these teams for the six months ended June 30, 2021.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$(123)	$(138)	$15	(11)%	$(72)	$(82)	$10	(12)%
Percentage of total revenue	(0.3)%	(0.5)%			(0.1)%	(0.1)%

The relatively small decrease in other income for the three and six months ended June 30, 2021 was partially driven by changes in the foreign exchange gains or losses from foreign currency translation adjustments associated with our international activities.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$141	$92	$49	53%	$227	$208	$19	9%
Percentage of total revenue	0.3%	0.3%			0.3%	0.4%
The provision for income taxes is primarily attributable to earnings in our foreign jurisdictions.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds of $126.6 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our IPO in March 2021, the net proceeds of $9.2 million from our underwriters’ overallotment option as partially exercised on April 20,2021, the net proceeds we received through private sales of equity securities, as well as sales of premium subscriptions to our platform.
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents of $180.8 million and accounts receivable of $2.7 million. With the exception of the three month period ended March 31, 2021 and the six month period ended June 30, 2021, we have generated losses from operations since inception. We expect to continue to incur operating losses and negative cash flows for the foreseeable future due to the investments in our business we intend to make as described above.
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
Net cash provided by operating activities during the six months ended June 30, 2021 was $10.1 million, which resulted from a net income of $1.2 million adjusted for non-cash charges of $5.6 million and a net cash inflow of $3.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $1.4 million of depreciation and amortization expense, $3.0 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $1.2 million of stock-based compensation expense. The changes in operating assets and liabilities was primarily the result of a $8.2 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $5.0 million increase in accrued expenses, and a $0.7 million increase in accounts payable. These inflows were partially offset by a $4.8 million increase in deferred contract costs, a $4.5 million increase in prepaid expenses and other current assets, and a $1.3 million increase in accounts receivable.
Net cash provided by operating activities during the six months ended June 30, 2020 was $1.0 million, which resulted from a net loss of $4.0 million adjusted for non-cash charges of $3.0 million and net cash inflow of $2.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2.3 million for amortization of deferred contract acquisition costs related to capitalized commissions, $0.4 million of stock-based compensation expense, and $0.5 million of depreciation and amortization expense. The changes in operating assets and liabilities was primarily the result of a $2.2 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $2.6 million increase in accrued expenses, and a $0.6 million decrease in accounts receivable. These inflows were partially offset by a $3.1 million increase in deferred contract costs and a $0.8 million increase in prepaid expenses and other current assets.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $1.9 million and $2.5 million, respectively. The decrease of $0.6 million of cash used in investing activities was primarily due to the reduced purchases of computer equipment and hardware, as well as a decrease in capitalized costs associated with internal use software. During the six months ended June 30, 2021, cash used in investing activities also included $500 paid for two convertible debt securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $137.0 million, primarily consisting of the net proceeds from the IPO, including the partial exercise of the overallotment option by the underwriters. Net cash used in financing activities for the six months ended June 30, 2020 was insignificant and consisted entirely of payments of deferred offering costs.
Contractual Obligations
As of June 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in the Prospectus, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.
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
Interest Rate Risk
We had cash and cash equivalents of $180.8 million and $35.5 million as of June 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of June 30, 2021, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears.
We did not have any current investments in marketable securities as of June 30, 2021 and 2020.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, rubles, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in these foreign currencies, primarily the ruble. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the ruble would result in a $1.8 million loss or gain on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2021, the Company’s disclosure controls and procedures were not effective.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-price point subscriptions and sell additional user licenses, and products and add-ons such as Prowly, Sellerly, and our competitive intelligence tool. Conversely, our paying customers may convert to lower-cost or free subscriptions if they do not perceive value in paying for our higher-price point subscriptions, thereby impacting our ability to increase revenue. For example, a paying customer subscribing to our core product through a “Business” subscription may downgrade to the “Guru” subscription if they do not deem the additional features and functionality worth the incremental costs. To expand our relationships with our customers, we must demonstrate to existing paying and free customers that the additional functionality associated with an upgraded subscription outweighs the incremental costs. Our customers’ decisions as to whether to upgrade their subscriptions or not is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform and products, general economic conditions, the price and functionality of our platform and products relative to those of our competitors, and customer reaction to the price for additional products. If our efforts to expand our relationships with our existing paying and free customers are not successful, our revenue growth rate may decline and our business and operating results will be adversely affected.
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
The market for our products is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Our all-in-one SaaS platform competes with software products and solutions that are focused on a particular customer need, or point solutions. For example, we compete with point solutions for search advertising and search engine optimization, marketing analytics and social media management, market intelligence, and digital public relations software. Our ability to attract and retain free and paying customers depends in part on the actual and perceived quality and design of our platform, products, and add-ons compared to competitive point solutions and continued market acceptance of our platform, products, and add-ons for existing and new use-cases. To remain competitive and to acquire new customers, we must deliver features and functionality that enhance the utility and perceived value of our platform, products, and add-ons to our prospective and existing customers. Our platform, products, and add-ons must (i) operate without the presence of material software defects, whether actual or perceived, (ii) maintain deep and rich data sources, (iii) adapt to the changing needs of our current and prospective customers including by developing new technology, (iv) adapt to changing functionality and provide interoperability with third-party application programming interfaces (“APIs”), (v) maintain and develop integrations with complementary third-party services that provide value to our customers, (vi) be easy to use and visually pleasing, (vii) deliver rapid return on investment to our customers across multiple functions within their organizations, and (viii) be delivered with a superior customer support experience. We may not be successful in delivering on some or all of the foregoing or in doing so while maintaining competitive pricing, which could result in customer dissatisfaction leading to termination or downgrades of premium subscriptions, fewer new free customers, fewer subscription upgrades or lower dollar-based net revenue retention rates, prospective customers’ selection of our competitors’ products over our own, and other adverse effects on our business.
Many of our current and future competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more targeted products for specific use cases, larger sales and more established relationships or integrations with third-party data providers, search engines, online retail platforms, and social media networking sites, and more established relationships with customers in the market. Additionally, many of our competitors may expend a considerably greater amount of funds on their research and development efforts, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Specifically, our competitors focusing on point solutions may have the ability to expend greater funds in a more targeted manner to develop superior solutions that address a specific need, as compared to our research and development expenditures which are allocated across our platform. In addition, some of our competitors may enter into strategic relationships or consummate strategic acquisitions to offer a broader range of functionality than we do, a more competitive multi-point solution, or to address needs that our platform does not. These types of business combinations may make it more difficult for us to acquire new free customers or maintain or upgrade our free and paying customers, any of which could ultimately impact our ability to compete effectively. We expect these competitive pressures to continue as competitors attempt to strengthen or preserve their market positions and as new competitors enter the market.
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
We have a history of incurring net losses and although we have achieved profitability in certain periods we expect to continue to incur net losses in the future. We incurred net losses of $10.2 million and $7.0 million for the years ended December 31, 2019 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $34.6 million. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
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
Risks Related to Our Business
Our ability to introduce new products, tools and add-ons is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts or use product and development teams effectively, our business and operating results may be harmed.
To remain competitive, we must continue to develop new product offerings, as well as features and enhancements to our existing platform and products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high turnover of our product and development personnel, a lack of management ability to guide our research and development, or a lack of other research and development resources, we may miss or fail to execute on new product development and strategic opportunities and consequently lose potential and actual market share. The success of our business is dependent on our product and development teams developing and executing on a product roadmap that allows us to retain and increase the spending of our existing customers, attract new customers and upgrade our free customers to premium subscriptions. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently, or to address the demands of our prospective and actual customers could materially adversely affect our business.

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
We are led by our CEO and co-founder, Oleg Shchegolev, our COO and co-founder, Dmitry Melnikov, and our Chief Product Officer, Vitalii Obishchenko, each of whom plays an important role in driving our culture, determining our strategy, and executing against that strategy companywide. If the services of Mr. Shchegolev, Mr. Melnikov, and/or Mr. Obishchenko become unavailable to us for any reason, it may be difficult or impossible for us to find an adequate and timely replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our strategies and initiatives.

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

For example, Google’s Gmail offering has a spam and abuse policy that prohibits sending spam, distributing viruses, or otherwise abusing the service. Prowly and our email distribution tool enable our customers to send emails to their desired recipients, such as journalists and bloggers. Our email distribution tool relies on a DMARC integration which enables our customers to send emails using our platform as if they were sending emails directly from their email provider, and our Prowly product involves emails initiated by customers over Prowly servers. Our customers’ actions using either the link building tool or Prowly could be flagged under Google’s spam and abuse policy or in the future such actions may be prohibited by subsequent changes to Google’s policies. Any change to the policies of the third-party services with which our products, tools, and add-ons integrate or interact, or with which our products are intended to be used, including any anti-spam policies, or any actions taken by these third-party service providers under their policies could adversely impact the efficacy and perceived value of our products, tools, and add-ons, and as a result, our business may be harmed.
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
Our ability to add and retain paying customers, secure subscription upgrades, and sell add-ons depends in part on our customer service. Our sales and customer success team engages with customers to onboard them onto our platform, responds to support requests and other general inquiries, and assists with other account management matters. The perceived quality of customer service is one of the key facets potential customers evaluate when deciding between competing products and if our customer service is not viewed favorably, potential customers may choose our competitors’ products over our own. Additionally, our large enterprise customers from time to time demand custom solutions, such as custom APIs, custom reporting, and customer support, that do not fit within one of our pre-packaged premium subscriptions, and addressing such demands often requires additional one-on-one engagement with our sales and customer success team members in order to finalize and service the commercial relationship. As we add more large enterprise customers and increase the number of user licenses per paying customer, we may need to devote more resources to customer service, and we may find it difficult and costly to effectively scale. If we do not adequately scale our customer success teams to meet the demands of new and existing customers, or if we otherwise fail to provide high-quality customer service during onboarding or at any other stage of the customer relationship, or a positive customer experience, we may lose such customers to our competition and fewer customers could renew or upgrade their subscriptions and purchase add-ons, which would harm our business, results of operations, and financial condition.
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
Furthermore, the owners and operators of our data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Further, our leased servers and data centers are vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events. The continuation of the COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we have experienced delays in migrating to our new data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
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
We believe that we take reasonable steps to protect the security, integrity, availability, and confidentiality of the information we and our third-party service providers hold, but there is no guarantee that despite our efforts, inadvertent disclosure (such as may arise from software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure or loss of personal or other confidential information will not occur or that third parties will not gain unauthorized access to this information. We have experienced, and may experience in the future, breaches of our security due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. For example, we have been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our systems, including a brute force attack that resulted in access to our affiliate program partner contact information. Since techniques used to obtain unauthorized access change frequently, we and our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. If our security measures or the security measures of our third-party service providers are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customers’ data, our relationships with our customers may be damaged, and we could incur liability. Further, our customers with annual subscription terms may have the right to terminate their subscriptions before the end of the subscription term due to our uncured material breach of agreement, including with respect to our data security obligations. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that the SolarWinds supply chain attack had on our business, this is a recent event, and the scope of the attack is yet unknown. Therefore, there is residual risk that we may experience a security breach arising from the SolarWinds supply chain attack. We may also be subject to additional liability risks for failing to disclose data breaches or other security incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents, such as the California Consumer Privacy Act (“CCPA”) (which is further discussed below in this “Risk Factors” section). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory data breach notification requirements for companies to notify data protection authorities, state and federal agencies, or individuals of data security incidents or personal data breaches. We may also be contractually required to notify certain customers in the event of a security incident pursuant to the applicable customer agreement. These mandatory disclosures regarding a security breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.
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
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 142 countries, and the number of our paying customers has grown from over 60,000 as of June 30, 2020 to over 79,000 as of June 30, 2021. We have seven offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees and managing multi-geographic teams as COVID-19 prevents certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
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
•if we are unable to maintain our chargeback rate at acceptable levels, we may face civil liability, diminished public perception of our security measures and our credit card fees for chargeback transactions or our fees for other credit and debit card transactions or issuers may increase, or issuers may terminate their relationship with us; and
•we could be significantly impaired in our ability to operate our business if we lose our ability to process payments on any major credit or debit card.
A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity, the costs of managing international operations, geopolitical instability, and fluctuations in currency exchange rates.
The design and development of our products is primarily conducted by our subsidiaries in Russia, the Czech Republic, Cyprus, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Russia, Europe, the United Kingdom and Australia. Approximately 54% of our revenue for the three months ended June 30, 2021 was generated from sales to paying customers located outside the United States, including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
The effects of the COVID-19 pandemic remain uncertain and may materially affect our customers or potential customers and how we operate our business, and the duration and extent to which the pandemic continues to threaten our future operating results remains uncertain.
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
Further, the COVID-19 pandemic has resulted in our employees and the employees of many of our customers and vendors working remotely. If the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’ access to the internet and ability to conduct business could be negatively impacted. As of June 30, 2021, we have seen and expect to continue to see long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect our ability to fully furnish the infrastructure within our data centers. In addition, we and our vendors may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks. Any of these factors could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.
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
Growth forecasts that we have provided and may provide relating to our market opportunities and the expected growth thereof are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets grow at the forecasted rates, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth that we have provided and may in the future provide should not be taken as indicative of our future growth.
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
Risks Related to the Regulatory Framework that Governs Us
If the use of cookies or other tracking technologies becomes subject to unfavorable legislation or regulation, is restricted by internet users or other third parties or is blocked or limited by users or by technical changes on end users’ devices, our ability to attract new customers, convert traffic to paying customers and to develop and provide certain products could be diminished or eliminated.
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
As our business is global, our activities are also subject to foreign legislation and regulation. In the EU, the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the e-Privacy Directive, and related implementing legislation in the EU member states, and in the UK, the Privacy and Electronic Communications (EC Directive) Regulations 2003, require that accessing or storing information on an internet user’s device, such as through a cookie, is allowed only if the internet user has been informed thereof, and provided prior unambiguous, specific, and informed consent for the placement of a cookie on a user’s device. A new e-Privacy Regulation is currently under discussion by EU member states to replace the e-Privacy Directive. Although it remains under debate, the proposed e-Privacy Regulation would amend rules on third-party cookies and significantly increase penalties for non-compliance. We cannot yet determine the impact such future laws, regulations, and standards may have on our use of third-party cookies. Additionally, the use of third-party cookies in the digital advertising ecosystem, particularly in the context of real-time bidding advertising auctions, is subject to increased regulatory scrutiny in the EU. Several European data protection authorities (including in Belgium, Ireland, UK, Poland, Spain, Luxembourg, and the Netherlands) have launched investigations or inquiries over Google’s and other AdTech companies’ practices concerning the collection and sharing of consumer data through cookies, the outcome of which is still uncertain. These investigations or inquiries could result in the imposition of more stringent standards around consent to place cookies or otherwise restrict the use of third-party cookies for online behavioral advertising. We have also received inquiries from, and engaged in correspondence with, European data protection authorities regarding our practices regarding cookies used on our websites, and the outcome of these inquiries is still uncertain.
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
Continued regulation of cookies, and changes in the interpretation and enforcement of existing laws, regulations, standards, and other obligations, as well as increased enforcement by industry groups or data protection authorities, could restrict our activities, such as efforts to understand users’ internet usage and engage in marketing activities, or require changes to our practices. Any inability to obtain information through cookies or to obtain it on the terms we anticipate, could cause a significant impact on the operation of our platform, impair our ability to target and attract new customers, and reduce our ability to predict our customers’ interests in or need for one or more of our products, any of which may cause a reduction in revenue, or a reduction in revenue growth or negatively impact our ability to obtain new subscriptions and retain or grow the subscriptions of existing customers.
Additionally, cookies may easily be deleted or blocked by internet users. All of the most commonly used internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some internet users also download “ad blocking” software that prevents cookies from being stored on a user’s device. If more internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari and Firefox browsers block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by internet users to permit the placement of third-party cookies, fewer cookies would be available, which could adversely affect our business. In addition, companies such as Google LLC have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual internet users or internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to obtain content consumption data.
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
We are expanding our international operations to better support our growth into international markets. We are also hiring workers in several jurisdictions outside our local offices. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations and we may be required to revise our intercompany agreements. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

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
Current laws may not provide for adequate protection of our platform or data, especially in foreign jurisdictions which may have laws that provide insufficient protections to companies. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-

related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products, or certain aspects of our platform, or our data may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the laws and mechanisms for protection and enforcement of intellectual property rights in some foreign countries may be inadequate. As we continue to operate in foreign countries and expand our international activities, we have encountered and may in the future encounter challenges in navigating the laws of foreign countries, which may adversely affect our ability to protect our proprietary rights and subject us to claims from current or former personnel and other third parties. Moreover, our exposure to unauthorized copying of certain aspects of our platform, or our data may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property or claiming that we infringe upon or misappropriate their technology and intellectual property.
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
As a public company, and particularly after we are no longer an emerging growth company, we are required to commit significant resources, management time, and attention to the requirements of being a public company, which causes us to incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements, and recruiting and retaining independent directors. We also have incurred and will continue to incur costs associated with SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC and the NYSE, and compliance with these requirements will place significant demands on our legal, accounting, and finance staff and on our accounting, financial, and information systems. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations may increase our legal and financial compliance costs and to make some activities more time-consuming and costly, and we are currently unable to estimate these costs with any degree of certainty. In addition, we might not be successful in implementing these requirements. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board”) or Board committees or as our executive officers. Furthermore, if we are unable to continue to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
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
A total of 124,905,954, or approximately 92%, of the outstanding shares of our Class A and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock. A substantial number of shares of our Class A and Class B common stock may be sold on a stock exchange in the near future.
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
The lock-up agreements provide that if, at any time beginning 90 days after March 24, 2021, (i) the Company has furnished at least one earnings release under Item 2.02 of Form 8-K or filed at least one quarterly report on Form 10-Q or annual report on Form 10-K and (ii) the last reported closing price of the Company’s Class A common stock is at least 25% greater than the IPO price per share set forth on the cover page of the final prospectus relating to the IPO for 10 out of 15 consecutive trading days (the “Early Lock-Up Expiration Conditions”), 33% of the shares (which, for purposes of holders of options, shall only include options that have vested as of such date) that are subject to the restrictions set forth in each lock-up agreement will be automatically released from such restrictions, which release shall occur immediately prior to the opening of trading on the day following the end of the 15-day trading period (the “Early Lock-Up Expiration Date”); provided, that if, at the time of the Early Lock-Up Expiration Date, the Company is in a “black-out” period under its insider trading policy (or similar period when trading is not permitted by insiders under the Company’s insider trading policy), the Early Lock-Up Expiration Date shall be delayed (the “Early Lock-Up Expiration Extension”) until the close of trading on the day that is one business day following

On June 22, 2021, the Early Lock-Up Expiration Conditions were satisfied and the Company was in its quarterly “black-out” period. The Company announced its earnings results for the fiscal quarter ended June 30, 2021 on August 9, 2021. Accordingly, pursuant to the lock-up agreements, the restricted period for the eligible 33% of the shares subject to each lock-up agreement ended, and such shares are eligible for immediate sale in the public market, at the open of trading on August 11, 2021 (the “Early Lock-Up Expiration Extension Date”), subject to trading limitations on shares held by affiliates of the Company, restrictions under the Company’s insider trading policy and continued vesting of any unvested equity awards as of such date.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of June 30, 2021 held in aggregate 92% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, our directors, executive officers, and their affiliates, held in the aggregate 92% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) the seven year anniversary of the closing of our IPO (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
From January 1, 2021 through June 30, 2021, pursuant to our 2021 Stock Option and Grant Plan we granted employees an aggregate of 155,025 restricted stock units, with grant date fair values ranging from $14.00 to $19.13 per restricted stock unit.
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

SEMRUSH HOLDINGS, INC.

August 10, 2021	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

August 10, 2021	By:	/s/ Evgeny Fetisov
Evgeny Fetisov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)