Form 10-Q
period 2021-09-30
SEMrush Holdings, Inc.
filed 2021-11-10
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of November 5, 2021, there were 22,297,119 shares of the registrant’s Class A Common Stock and 114,243,239 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and 2020	2
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40
	Part II. Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Default Upon Senior Securities	83
Item 4.	Mine Safety Disclosure	83
Item 5.	Other Information	83
Item 6.	Exhibits	83
	Signatures	85

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

•our use of the net proceeds from our initial public offering (“IPO”); and
•the impact of the novel strain of coronavirus (“COVID-19”) on our business, industry and supply chain.
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

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following, which are described in further detail in item 1A:
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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$188,510	$35,531
Accounts receivable	2,139	1,399
Deferred contract costs, current portion	5,904	4,049
Prepaid expenses and other current assets	6,574	2,649
Total current assets	203,127	43,628
Property and equipment, net	8,391	2,968
Intangible assets, net	2,111	2,231
Goodwill	1,991	1,991
Deferred contract costs, net of current portion	2,201	1,670
Other long-term assets	972	2,470
Total assets	$218,793	$54,958
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$5,196	$8,654
Accrued expenses	22,285	7,719
Deferred revenue	36,051	26,537
Other current liabilities	1,877	—
Total current liabilities	65,409	42,910
Long-term liabilities
Deferred revenue, net of current portion	243	123
Deferred tax liability	126	209
Other long-term liabilities	2,960	497
Total liabilities	68,738	43,739
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of September 30, 2021; 3,379,400 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $8,000 at December 31, 2020)	—	7,789
Series A-1 redeemable convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of September 30, 2021; 1,837,600 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $5,000 at December 31, 2020)	—	10,270
Stockholders' equity (deficit)
Series B convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of September 30, 2021; 4,681,400 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $24,000 at December 31, 2020)	—	24,000
Undesignated preferred stock, $0.00001 par value - 100,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2021; no shares authorized, issued, or outstanding as of December 31, 2020	—	—
Common stock, $0.00001 par value - no shares authorized, issued, or outstanding as of September 30, 2021; 300,000,000 shares authorized, and 95,206,893 shares issued and 95,050,041 shares outstanding at December 31, 2020	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized, and 21,986,619 shares issued and outstanding as of September 30, 2021; no shares authorized, issued or outstanding as of December 31, 2020	—	—
Class B common stock, $0.00001 par value - 160,000,000 shares authorized, and 114,210,869 shares issued and 114,105,779 outstanding as of September 30, 2021; no shares authorized, issued or outstanding as of December 31, 2020	1	—
Additional paid-in capital	185,292	4,975
Accumulated deficit	(35,238)	(35,815)
Total stockholders’ equity (deficit)	150,055	(6,840)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$218,793	$54,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$49,252	$32,196	$134,255	$88,435
Cost of revenue	11,362	7,731	30,373	21,397
Gross profit	37,890	24,465	103,882	67,038
Operating expenses
Sales and marketing	20,674	14,085	55,428	39,668
Research and development	6,174	4,204	17,497	12,441
General and administrative	11,372	6,931	29,796	19,426
Total operating expenses	38,220	25,220	102,721	71,535
(Loss) income from operations	(330)	(755)	1,161	(4,497)
Other expense, net	(184)	(105)	(256)	(194)
(Loss) income before income taxes	(514)	(860)	905	(4,691)
Provision for income taxes	101	176	328	384
Net (loss) income and comprehensive (loss) income	$(615)	$(1,036)	$577	$(5,075)

Net (loss) income per share attributable to common stockholders:
Basic	$0.00	$(0.01)	$0.00	$(0.05)
Diluted	$0.00	$(0.01)	$0.00	$(0.05)
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders:
Basic	135,673	94,834	122,595	94,722
Diluted	135,673	94,834	138,639	94,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	94,592,700	$—	—	$—	—	$—	$3,644	$(28,803)	$(1,159)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	205	—	205
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,931)	(1,931)
Balances at March 31, 2020	3,379,400	7,789	1,837,600	10,270	4,681,400	24,000	94,592,700	—	—	—	—	—	3,849	(30,734)	(2,885)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,108)	(2,108)
Balances at June 30, 2020	3,379,400	7,789	1,837,600	10,270	4,681,400	24,000	94,592,700	—	—	—	—	—	4,058	(32,842)	(4,784)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Balances at September 30, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	94,592,700	$—	—	$—	—	$—	$4,316	$(33,878)	$(5,562)

Balances at December 31, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	95,050,041	$—	—	$—	—	$—	$4,975	$(35,815)	$(6,840)
Conversion of Preferred Stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of $13,378 in issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	3,861	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	593	—	593
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,471	1,471
Balances at March 31, 2021	—	—	—	—	—	—	—	—	10,000,000	—	124,749,102	1	174,254	(34,344)	139,911
Issuance of Class A Common Stock in connection with the partial exercise of the overallotment option in connection with the initial public offering, net of $825 in issuance costs	—	—	—	—	—	—	—	—	719,266	—	—	—	9,245	—	9,245
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	81,102	—	(81,102)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	28,442	—	19	—	19
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	569	—	569
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(279)	(279)
Balances at June 30, 2021	—	—	—	—	—	—	—	—	10,800,368	—	124,696,442	1	184,087	(34,623)	149,465
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	11,186,251	—	(11,186,251)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	543,826	—	578	—	578
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	627	—	627
Vesting of Class B Common Stock in connection with Restricted Stock Awards	—	—	—	—	—	—	—	—	—	—	51,762	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(615)	(615)
Balances at September 30, 2021	—	$—	—	$—	—	$—	—	$—	21,986,619	$—	114,105,779	$1	$185,292	$(35,238)	$150,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net income (loss)	$577	$(5,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	2,438	848
Amortization of deferred contract costs	4,578	3,435
Stock-based compensation expense	1,789	670
Non-cash interest expense	158	—
Deferred taxes	(83)	(95)
Deposit on letter of credit	88	—
Other long-term liabilities	—	497
Changes in operating assets and liabilities
Accounts receivable	(741)	553
Deferred contract costs	(6,964)	(4,700)
Prepaid expenses and other current assets	(3,924)	(761)
Accounts payable	(3,219)	273
Accrued expenses	14,419	2,304
Deferred revenue	9,634	3,825
Net cash provided by operating activities	18,750	1,774
Investing Activities
Purchases of property and equipment	(1,558)	(1,911)
Purchases of convertible debt securities	(500)	—
Capitalization of internal-use software development costs	(433)	(992)
Cash paid for acquisition of business, net of cash acquired	(350)	(3,181)
Net cash used in investing activities	(2,841)	(6,084)
Financing Activities
Proceeds from exercise of stock options	604	245
Net proceeds from completing initial public offering	137,467	—
Payment of capital leases	(913)	—
Payment of deferred offering costs	—	(658)
Net cash provided by (used in) financing activities	137,158	(413)
Increase in cash, cash equivalents and restricted cash	153,067	(4,723)
Cash, cash equivalents and restricted cash, at beginning of period	35,619	37,523
Cash, cash equivalents and restricted cash, at end of period	$188,686	$32,800
Supplemental cash flow disclosures
Cash paid for interest	$193	$—
Cash paid for income taxes	$201	$555
Acquisition of fixed asset under capital lease	$5,750	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(in thousands, except share and per share data, unless otherwise noted)
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
As of September 30, 2021, the Company has experienced long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect its ability to fully furnish the infrastructure within its data centers. The Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date.
The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated March 24, 2021 (the “Prospectus”) as filed with the SEC on March 25, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2021, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Prospectus except as discussed below.
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
For the three and nine months ended September 30, 2021 and 2020, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to the Semrush Marketplace was not material for the three and nine months ended September 30, 2021 and 2020.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $9,634 as of September 30, 2021 compared December 31, 2020. During the three months ended September 30, 2021 and 2020, $18,504 and $11,672 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the nine months ended September 30, 2021 and 2020, $22,874 and $17,343 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2021 and December 31, 2020 was $1,081 and $1,280, respectively, which the Company expects to recognize over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2021 and December 31, 2020. For performance obligations not satisfied as of September 30, 2021 and December 31, 2020, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2019. The remaining durations are less than one year.
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
Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. At September 30, 2021 and December 31, 2020, restricted cash was $176 and $88, respectively, and related to cash held at a financial institution in an interest-bearing cash account as collateral for a letter of credit related to the contractual provisions for one of the Company’s building leases.
The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$188,510	$32,712
Restricted cash included in “other long-term assets”	176	88
Total cash, cash equivalents and restricted cash, at end of period	$188,686	$32,800
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
As of September 30, 2021 and December 31, 2020, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended September 30, 2021 and 2020, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at September 30, 2021 and December 31, 2020, due to the short-term nature of these instruments.
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
Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. As of September 30, 2021 and December 31, 2020, cash equivalents held in money market funds totaled $21,727 and $29,369, respectively.
As of September 30, 2021, the Company measured its investments in convertible notes (see Note 4) and its contingent consideration associated with the acquisition of Prowly.com sp. z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3) and did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2). As of December 31, 2020, the Company’s only recurring Level 3 fair value measurement was its contingent consideration associated with the acquisition of Prowly. Changes in fair value of the convertible notes were not material for the three and nine months ended September 30, 2021. The changes in fair value of the contingent consideration associated with the Prowly acquisition were insignificant for the nine months ended September 30, 2021. As of December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2).
Foreign Currency Translation
The Group operates in a multi-currency environment having transactions in such currencies as the U.S. dollar, Russian rubles, Czech koruna, euros, and others. The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar, with the exception of Prowly, where the functional currency is the local currency, the Zloty. The foreign currency translation adjustment as it relates to Prowly was immaterial for the three and nine months ended September 30, 2021 and 2020, respectively. For all other entities, foreign currency transactions are measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each subsequent balance sheet date, foreign currency denominated assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Any differences resulting from the remeasurement of foreign currency denominated assets and liabilities of the international subsidiaries to the U.S. dollar functional currency are recorded within other income (expense) in the unaudited condensed consolidated statement of operations and comprehensive loss. The foreign currency exchange loss included in other income for the three months ended September 30, 2021 and 2020 was $(57) and $(26), respectively, and $(66) and $(296) for the nine months ended September 30, 2021 and 2020, respectively.
Net Income (Loss) Per Share
Net income (loss) per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). Prior to the completion of the IPO, the Company considered the shares of Preferred Stock to be participating securities because they include rights to participate in dividends with the common stock. As of September 30, 2021, the Company did not have any participating securities outstanding.
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
During the nine months ended September 30, 2021, the Company amended its certificate of incorporation to create two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 9, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one (1) vote per share and each share of Class B common stock is entitled to ten (10) votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Shares of Class B common stock are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. See Note 9 to these unaudited condensed consolidated financial statements for additional information regarding the current conversion and transfer terms of the Company’s common stock. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one to one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
Diluted net income (loss) per share gives effect to all potentially dilutive securities. Potential dilutive securities consist of shares of common stock issuable upon the exercise of stock options, shares of common stock issuable upon the conversion of the outstanding shares of Preferred Stock, and shares of common stock issuable upon the vesting of restricted stock awards (RSAs) or restricted stock units (RSUs).
For the three months ended September 30, 2021 and the three and nine months ended September 30, 2020, the dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive due to the net losses incurred for these periods.
The following table presents a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	135,673,000	94,834,000	122,595,000	94,722,000
Dilutive effect of share equivalents resulting from stock options	—	—	6,417,000	—
Dilutive effect of share equivalents resulting from RSAs and RSUs	—	—	164,000	—
Dilutive effect of shares issuable upon conversion of preferred stock	—	—	9,463,000	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	135,673,000	94,834,000	138,639,000	94,722,000

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options outstanding	6,500,908	6,223,290	19,503	6,300,903
Shares of Preferred Stock	—	29,695,200	—	29,695,200
Unvested RSAs and RSUs	140,793	—	23,723	—
	6,641,701	35,918,490	43,226	35,996,103
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. An immaterial cumulative translation adjustment related to the Prowly entity has been excluded from other comprehensive income for the three and nine months ended September 30, 2021. There were no components of other comprehensive income to report for the three and nine months ended September 30, 2020 and 2021; accordingly, comprehensive income (loss) equaled the total net income (loss) for all periods presented.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under

ASU 2018-15 are effective for public entities for years beginning after December 15, 2019, and interim periods within those years. For non-public companies, ASU 2081-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance in the annual period ending December 31, 2021. The Company is currently assessing the impact that adopting this guidance will have on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the ASU is effective for years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. For non-public companies, the new standard is effective for years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance in the annual period ending December 31, 2022. The Company is currently assessing the impact that adopting this guidance will have on its condensed consolidated financial statements.
3.    Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Computer equipment	$4,152	$3,513
Furniture and office equipment	1,398	1,041
Leasehold improvements	1,029	667
Capital leases	5,750	—
Total property and equipment	12,329	5,221
Less: accumulated depreciation and amortization	(3,938)	(2,253)
Property and equipment, net	$8,391	$2,968
Depreciation and amortization expense related to property and equipment was $813 and $1,947 for the three and nine months ended September 30, 2021, respectively, and $240 and $651 for the three and nine months ended September 30, 2020, respectively.
4.    Other Long-Term Assets
Deferred Offering Costs
Deferred offering costs primarily consist of direct incremental legal and accounting fees relating to the IPO and to a credit facility. The deferred issuance costs relating to the IPO were offset against IPO proceeds upon the consummation of the Company’s offering. The deferred costs relating to the credit facility are being amortized to interest expense up through the maturity date of the facility. As of September 30, 2021 and December 31, 2020, the Company had deferred offering costs relating to the IPO of $0 and $1,839. As of September 30, 2021 and December 31, 2020, the Company had $473 and $630, respectively, in issuance costs relating to the credit facility. The issuance costs for the IPO and credit facility are classified in other long-term assets in the accompanying unaudited condensed consolidated balance sheets.

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
These convertible note investments are classified as available-for-sale securities and are classified in other long-term assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity date. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825 and accounting for the entire hybrid instrument at fair value through earnings. Changes in fair value of the convertible notes were not material for the three and nine months ended September 30, 2021.

5.    Acquisitions, Acquired Intangible Assets, and Goodwill
Acquisitions
On August 27, 2020, the Company acquired 100% of the outstanding capital of Prowly for cash consideration of $3,317. In addition to the purchase consideration, the founders of Prowly are eligible to earn up to a maximum of $2,750 in aggregate additional consideration based on the satisfaction of certain earnings targets as defined in the purchase agreement. For the three and nine months ended September 30, 2021, the Company recognized compensation expense of $283 and $452, respectively, as compensation expense related to the additional consideration.
Intangible Assets
Intangible assets consisted of intangible assets resulting from the acquisition of Prowly and capitalized internal-use software development costs. Intangible assets consists of the following:

	As of September 30, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	1,194	(219)	975
Trade name	68	(25)	43
Capitalized internal-use software	1,997	(904)	1,093
Total as of September 30, 2021	$3,259	$(1,148)	$2,111

	As of December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	1,194	(66)	1,128
Trade name	68	(3)	65
Capitalized internal-use software	1,561	(523)	1,038
Total as of December 31, 2020	$2,823	$(592)	$2,231

During the three and nine months ended September 30, 2021, the Company capitalized $170 and $441, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2020, the Company capitalized $292 and $895, respectively, of software development costs. The Company recorded amortization expense associated with its capitalized development costs of $123 and $382 for the three and nine months ended September 30, 2021, respectively. The Company recorded amortization expense associated with its capitalized development costs of $75 and $179 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the capitalized internal-use software asset balances totaled $1,093 and $1,038, respectively.
Amortization expense for acquired intangible assets was $55 and $171 for the three and nine months ended September 30, 2021. There was no amortization expense for acquired intangible assets for the three and nine months ended September 30, 2020.
As of September 30, 2021, future amortization expense is expected to be as follows:

Amount
Remainder of 2021	$156
2022	559
2023	428
2024	199
2025 and thereafter	769
Total	$2,111
Goodwill
The was no change in the carrying value of goodwill of $1,991 from December 31, 2020 through September 30, 2021.

6.    Accrued expenses
Accrued expenses consist of the following:

	As of
	September 30, 2021	December 31, 2020
Employee compensation	$9,309	$4,478
Vacation reserves	464	465
Other	12,512	2,776
Total accrued expenses	$22,285	$7,719
The Other balances consist partially of hosting and marketing expenses.
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
As of September 30, 2021, the Company has not drawn on this revolving credit facility. For the three and nine months ended September 30, 2021, the Company incurred $28 and $81 in interest expense, respectively, relating to this credit facility.

8.    Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. For the three and nine months ended September 30, 2021, we recorded provisions for income taxes of $101 and $328, respectively. For the three and nine months ended September 30, 2020, we recorded provisions for income taxes of $176 and $384, respectively. Our effective tax rate for the nine months ended September 30, 2021 and 2020 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against our net deferred tax assets.
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
As of September 30, 2021, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
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
Common Stock Reserved for Future Issuance
As of September 30, 2021, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	7,064,945
Options reserved for future issuance	12,730,521
Restricted stock outstanding	156,852
Restricted stock units	164,487
Total authorized shares of common stock reserved for future issuance	20,116,805
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
The Company has recorded stock-based compensation expense of $627 and $1,789 during the three and nine months ended September 30, 2021, respectively, and recorded $258 and $672 for the three and nine months ended September 30, 2020, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$7	$5	$22	$14
Sales and marketing	100	36	245	100
Research and development	68	29	204	86
General and administrative	452	188	1,318	472
Total stock-based compensation	$627	$258	$1,789	$672
As of September 30, 2021, there was $4,780 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 2.84 years.
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

The Company granted no options during the three months ended September 30, 2021. The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	N/A	52.0%	52.0%	49.7%
Weighted-average risk-free interest rate	N/A	0.33%	1.04%	0.80%
Expected dividend yield	N/A	—	—	—
Expected life – in years	N/A	6	6	6
A summary of the Company’s option activity as of September 30, 2021, which all occurred under the 2019 Plan and the 2021 Plan, and changes during the nine months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	7,611,258	$1.37	8.40
Granted	229,053	12.37
Exercised	(577,153)	1.18
Forfeited	(198,213)	2.35
Outstanding at September 30, 2021	7,064,945	1.72	7.84
Options exercisable at September 30, 2021	3,346,067	1.02	7.99
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 was $6.13 per share. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2020 was $0.89 and $0.74 per share, respectively. No tax benefits were realized from options during the three and nine months ended September 30, 2021 or 2020.
The aggregate intrinsic value of options outstanding as of September 30, 2021 and December 31, 2020 was $150,739 and $36,816, respectively.
The aggregate intrinsic value for options exercised during the three and nine months ended September 30, 2021 was $11,918 and $12,410, respectively.
The aggregate intrinsic value for options exercisable as of September 30, 2021 was $73,732.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2021 and December 31, 2020, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of September 30, 2021, 51,762 shares have vested in connection with this Restricted Stock Issuance.

During the three and nine months ended September 30, 2021, the Company granted to employees RSU awards for 9,462 and 164,487 shares of Class A common stock under the 2021 Plan, respectively. The Company recorded stock-based compensation expense related to the RSU grants of $139 and $284, respectively. The Company granted no RSU awards during the nine months ended September 30, 2020; accordingly, there was no RSU compensation expense associated with this periods.
A summary of RSU activity under the Company’s 2021 Plan for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2021	—	—
Granted	164,487	11.48	$1,888
Vested	—	—
Forfeited	—	—
Unvested balance as of September 30, 2021	164,487	11.48
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
11.    Commitments and Contingencies
The Company leases office facilities under noncancelable operating leases that expire at various dates through 2027. In addition, the Company has multi-year commitments with data centers. Some of these lease agreements contain escalating rent payments. Rent expense is recorded on a straight-line basis. Rent expense was $994 and $2,875 for the three and nine months ended September 30, 2021, respectively. Rent expense was $1,053 and $3,218 for the three and nine months ended September 30, 2020, respectively. The Company also has non-cancelable commitments related to its data centers.

Future minimum amounts payable as of September 30, 2021, under the office facilities operating leases and data center agreements are as follows:

Operating Leases
Remainder of 2021	$1,052
2022	4,602
2023	2,956
2024	1,774
2025 and thereafter	2,938
Total minimum lease payments	$13,322
During the year ended December 31, 2020, the Company entered into leasing arrangements for certain data center equipment under non-cancelable capital leases. The leasing arrangements have terms of 36 months beginning on the date the Company accepts the installation of the equipment subject to the lease. As of December 31, 2020, the equipment had not been installed and the Company had not accepted the equipment under these leases, and as such the lease commencement date had not begun. During the nine months ended September 30, 2021, a portion of the equipment was installed and the related lease commenced. The Company is required to make total payments of $6,496 over the term of the leases which is excluded from the table above. The Company recorded $4,837 in capital leases to property and equipment, net, as of September 30, 2021 (see Note 3), which is being depreciated over the lease term of 36 months. Of the $4,837 recorded in capital leases, $1,877 of the capital lease obligation is designated as current and $2,960 is designated as non-current on the unaudited condensed consolidated balance sheet as of September 30, 2021.
In addition to the lease commitments above, the Company also has multi-year commitments with certain data providers. The Company is committed to spend approximately $1,602, $7,935, and $2,416 for the remainder of the year ending December 31, 2021, and for the years ending December 31, 2022, and 2023, respectively, for data providers.
Litigation
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended September 30, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of September 30, 2021, the Company has not incurred any costs for the above guarantees and indemnities.
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
12.    Components of Other Expense, Net
The components of other expense, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency exchange loss	(57)	(26)	(66)	(296)
Other, net	(127)	(79)	(190)	102
Other expense, net	$(184)	$(105)	$(256)	$(194)
13.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three and nine months ended September 30, 2021, the Company made matching contributions of $160 and $384, respectively, to the 401(k) Plan. For the three and nine months ended September 30, 2020, the Company made matching contributions of $47 and $123, respectively, to the 401(k) Plan.
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
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
United States	$22,317	$14,964	$61,038	$41,036
United Kingdom	5,164	3,399	14,064	9,427
Other	21,771	13,833	59,153	37,972
Total revenue	$49,252	$32,196	$134,255	$88,435

Property and equipment, net by geographic location consists of the following:

	As of
	September 30, 2021	December 31, 2020
Property and equipment, net:
United States	$6,475	$1,023
Russia	1,440	1,450
Czech Republic	425	439
Other	51	56
Total assets	$8,391	$2,968

15.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2021 through the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2021, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements and except as disclosed below.

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

Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as the daily revenue of all paid subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as the annual recurring paid subscriptions so long as we do not have any indication that a customer has cancelled or intends to cancel its subscription and we continue to generate revenue from them. As of September 30, 2021 and 2020, we had more than 79,000 paying customers and 64,000 paying customers, respectively, accounting for $198.7 million and $134.8 million in ARR, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of September 30, 2021 and 2020 was $2,518 and $2,117, respectively. We define ARR per paying customer during a given period as ARR from our paying customers at the end of the period divided by the number of paying customers as of the end of the same period. We define the number of paying customers as the number of unique business and individual customers at the end of a particular period. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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

	Nine Months Ended September 30, (in thousands)
	2021	2020
Net cash provided by operating activities	$18,750	$1,774
Net cash used in investing activities	(2,841)	(6,084)
Net cash provided by (used in) financing activities	137,158	(413)
Net increase (decrease) in cash, cash equivalents and restricted cash	$153,067	(4,723)

	Nine Months Ended September 30, (in thousands)
	2021	2020
Net cash provided by operating activities	$18,750	$1,774
Purchases of property and equipment	(1,558)	(1,911)
Capitalization of internal-use software costs	(433)	(992)
Free cash flow	$16,759	$(1,129)

	Nine Months Ended September 30, (in thousands)
	2021	2020
Net cash provided by operating activities (as a percentage of revenue)	14.0%	2.0%
Purchases of property and equipment (as a percentage of revenue)	(1.2)%	(2.2)%
Capitalization of internal-use software costs (as a percentage of revenue)	(0.3)%	(1.1)%
Free cash flow margin	12.5%	(1.3)%

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
We offer our paid products to customers via monthly or annual subscription plans, as well as one-time and ongoing add-ons. As of September 30, 2021 and 2020, approximately 76% and 78%, respectively, of our paying customers purchased monthly subscription plans. Our subscription-based model enables customers to select a plan based on their needs and license our platform on a per user per month basis.
As of September 30, 2021 we served approximately 79,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three and nine months ended September 30, 2021 and 2020, no single customer accounted for more than 1% of our revenue.
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

Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the three and nine months ended September 30, 2021 and 2020 primarily relates to income earned in certain foreign jurisdictions.
Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2021	2020	2021	2020
Revenue	$49,252	$32,196	$134,255	$88,435
Cost of revenue (1)	11,362	7,731	30,373	21,397
Gross profit	37,890	24,465	103,882	67,038
Operating expenses
Sales and marketing (1)	20,674	14,085	55,428	39,668
Research and development (1)	6,174	4,204	17,497	12,441
General and administrative (1)	11,372	6,931	29,796	19,426
Total operating expenses	38,220	25,220	102,721	71,535
(Loss) income from operations	(330)	(755)	1,161	(4,497)
Other income, net	(184)	(105)	(256)	(194)
(Loss) income before income taxes	(514)	(860)	905	(4,691)
Provision for income taxes	101	176	328	384
Net income (loss)	$(615)	$(1,036)	$577	$(5,075)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$7	$5	$22	$14
Sales and marketing	100	36	245	100
Research and development	68	29	204	86
General and administrative	452	188	1,318	472
Total stock-based compensation	$627	$258	$1,789	$672

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	23%	24%	23%	24%
Gross profit	77%	76%	77%	76%
Operating expenses
Sales and marketing	42%	44%	41%	45%
Research and development	13%	13%	13%	14%
General and administrative	23%	22%	22%	22%
Total operating expenses	78%	78%	77%	81%
(Loss) income from operations	(1)%	(2)%	1%	(5)%
Other expense, net	—%	—%	—%	—%
(Loss) income before income taxes	(1)%	(3)%	1%	(5)%
Provision for income taxes	—%	1%	—%	—%
Net income (loss)	(1)%	(3)%	—%	(6)%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue
Our revenue during the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$49,252	32,196	$17,056	53%	$134,255	88,435	$45,820	52%

Revenue increased in all regions and the increase was most pronounced in the United States. The majority of this increase was driven by an increase in the number of paying customers from 64,000 as of September 30, 2020 to 79,000 as of September 30, 2021. The increase in revenue for the three and nine months ended September 30, 2021 was also driven by an increase in the subscription price of our core product as well as growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
United States	$22,317	$14,964	$61,038	$41,036
United Kingdom	5,164	3,399	14,064	9,427
Other	21,771	13,833	59,153	37,972
Total revenue	$49,252	$32,196	$134,255	$88,435

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$11,362	$7,731	$3,631	47%	$30,373	$21,397	$8,976	42%
Gross profit	$37,890	$24,465	$13,425	55%	$103,882	$67,038	$36,844	55%
Gross margin	76.9%	76.0%			77.4%	75.8%

The increase in cost of revenue for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to the following changes:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Change
	(in thousands)
Hosting fees	$1,289	$2,151
Integration and data costs	871	2,890
Merchant fees	644	1,498
Other	827	2,437
Cost of revenue	$3,631	$8,976

For the three months ended September 30, 2021, cost of revenue increased by $3,631. Hosting fees increased, driven by the additional costs associated with our growth in subscription revenue and the additional costs associated with expanding our relationships with our current paying subscribers. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Merchant fees increased commensurate with sales growth. Other costs increased primarily as a result of a 20% increase in headcount for the three months ended September 30,

2021 as we continue to grow our customer support and customer success teams to support our customer growth.
For the nine months ended September 30, 2021, cost of revenue increased by $8,976. Hosting fees, integration and data costs, merchant fees, and other costs all increased by the same drivers of the respective three month period increases that are discussed above. Other costs increased primarily as a result of a 30% increase in headcount for the nine months ended September 30, 2021.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$20,674	$14,085	$6,589	47%	$55,428	$39,668	$15,760	40%
Percentage of total revenue	42.0%	43.7%			41.3%	44.9%

The increase in sales and marketing expense for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to the following:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Change
	(in thousands)
Personnel costs	$1,975	$5,852
Advertising expense	4,347	9,958
Other	267	(50)
Sales and marketing	$6,589	$15,760
For the three months ended September 30, 2021, sales and marketing expense increased by $6,589. This increase was partially driven by an increase in personnel costs due to a 9% increase in headcount as we continue to expand our sales teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the three months ended September 30, 2021, compared to the corresponding period of the prior year. This increase in the amortization of capitalized commissions costs was partially due to the amortization of commissions paid in prior periods, as well as the expense associated with the amortization of commissions paid and capitalized during the three months ended September 30, 2021, which increased compared to the three months ended September 30, 2020 due to the overall growth in sales. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
For the nine months ended September 30, 2021, sales and marketing expense increased by $15,760. This increase was partially driven by an increase in personnel costs due to a 7% increase in headcount as we continue to expand our sales teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the nine months ended September 30, 2021, compared to the corresponding period of the prior year. This increase in the amortization of capitalized commissions costs was partially due to the amortization of commissions paid in prior periods, as well as the expense associated with the amortization of commissions paid and capitalized during the nine months ended September 30, 2021, which increased compared to the nine months ended September 30, 2020 due to the overall growth in sales. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,174	$4,204	$1,970	47%	$17,497	$12,441	$5,056	41%
Percentage of total revenue	12.5%	13.1%			13.0%	14.1%

For the three months ended September 30, 2021, research and development costs increased by $1,970, primarily as a result of a 24% increase in headcount compared to the corresponding period of the prior year, as we continue to expand our product development teams.
For the nine months ended September 30, 2021, research and development costs increased by $5,056, primarily as a result of a 27% increase in headcount compared to the corresponding period of the prior year, as we continue to expand our product development teams.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$11,372	$6,931	$4,441	64%	$29,796	$19,426	$10,370	53%
Percentage of total revenue	23.1%	21.5%			22.2%	22.0%

For the three months ended September 30, 2021, general and administrative expense increased by $4,441. This increase was primarily driven by a 24% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, and internal support teams. It was also driven by a 140% increase in stock-based compensation applicable to these teams for the three months ended September 30, 2021.
For the nine months ended September 30, 2021, general and administrative expense increased by $10,370, which was primarily driven by an increase in insurance costs as well as a 32% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, and internal support teams. It was also driven by a 179% increase in stock-based compensation applicable to these teams for the nine months ended September 30, 2021.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$(184)	$(105)	$(79)	75%	$(256)	$(194)	$(62)	32%
Percentage of total revenue	(0.4)%	(0.3)%			(0.2)%	(0.2)%

The relatively small decrease in other income for the three and nine months ended September 30, 2021 was partially driven by changes in the foreign exchange gains or losses from foreign currency translation adjustments associated with our international activities.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$101	$176	$(75)	(43)%	$328	$384	$(56)	(15)%
Percentage of total revenue	0.2%	0.5%			0.2%	0.4%
The provision for income taxes is primarily attributable to earnings in our foreign jurisdictions.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds of $126.6 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our IPO in March 2021, the net proceeds of $9.2 million from our underwriters’ overallotment option as partially exercised on April 20,2021, the net proceeds we received through private sales of equity securities, as well as our operating cash flows, which includes sales of premium subscriptions to our platform.
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $188.5 million and accounts receivable of $2.1 million. With the exception of the three month period ended March 31, 2021 and the nine month period ended September 30, 2021, we have generated losses from operations since inception. We expect to continue to incur operating losses and negative cash flows for the foreseeable future due to the investments in our business we intend to make as described above.
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
Net cash provided by operating activities during the nine months ended September 30, 2021 was $18.8 million, which resulted from a net income of $0.6 million adjusted for non-cash charges of $9.0 million and a net cash inflow of $9.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2.4 million of depreciation and amortization expense, $4.6 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $1.8 million of stock-based compensation expense. The changes in operating assets and liabilities was primarily the result of a $14.4 million increase in accrued expenses driven by an increase in tax withholding relating to stock option exercises and a $9.6 million increase in deferred revenue due to the addition of new customers and expansion of the business. These inflows were partially offset by a $7.0 million increase in deferred contract costs, a $3.9 million increase in prepaid expenses and other current assets, and a $3.2 million decrease in accounts payable.
Net cash provided by operating activities during the nine months ended September 30, 2020 was $1.8 million, which resulted from a net loss of $5.1 million adjusted for non-cash charges of $5.4 million and net cash inflow of $1.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $3.4 million for amortization of deferred contract acquisition costs related to capitalized commissions, $0.8 million of depreciation and amortization expense, and $0.7 million of stock-based compensation expense. The changes in operating assets and liabilities was primarily the result of a $3.8 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $2.3 million increase in accrued expenses, and a $0.6 million decrease in accounts receivable. These inflows were partially offset by a $4.7 million increase in deferred contract costs and a $0.8 million increase in prepaid expenses and other current assets.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $2.8 million and $6.1 million, respectively. The decrease of $3.2 million of cash used in investing activities was primarily related to the one-time acquisition of Prowly in August 2020, a reduction in the purchases of computer equipment and hardware, as well as a decrease in capitalized costs associated with internal use software. During the nine months ended September 30, 2021, cash used in investing activities also included $500 paid for two convertible debt securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $137.2 million, primarily consisting of the net proceeds from the IPO, including the partial exercise of the overallotment option by the underwriters. Net cash used in financing activities for the nine months ended September 30, 2020 was insignificant and consisted entirely of payments of deferred offering costs and cash inflows from the exercise of stock options.
Contractual Obligations
As of September 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in the Prospectus, other than those appearing in the notes to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.
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
Interest Rate Risk
We had cash and cash equivalents of $188.5 million and $35.5 million as of September 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of September 30, 2021, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears.
We did not have any current investments in marketable securities as of September 30, 2021 and 2020.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, rubles, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in these foreign currencies, primarily the ruble. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the ruble would result in a $3.0 million loss or gain on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2021, the Company’s disclosure controls and procedures were not effective.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-price point subscriptions and sell additional user licenses, and products and add-ons such as Prowly, Sellzone, and our competitive intelligence tool. Conversely, our paying customers may convert to lower-cost or free subscriptions if they do not perceive value in paying for our higher-price point subscriptions, thereby impacting our ability to increase revenue. For example, a paying customer subscribing to our core product through a “Business” subscription may downgrade to the “Guru” subscription if they do not deem the additional features and functionality worth the incremental costs. To expand our relationships with our customers, we must demonstrate to existing paying and free customers that the additional functionality associated with an upgraded subscription outweighs the incremental costs. Our customers’ decisions as to whether to upgrade their subscriptions or not is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform and products, general economic conditions, the price and functionality of our platform and products relative to those of our competitors, and customer reaction to the price for additional products. If our efforts to expand our relationships with our existing paying and free customers are not successful, our revenue growth rate may decline and our business and operating results will be adversely affected.
If we fail to attract new potential customers through unpaid and paid marketing efforts, register them for trials, and convert them into paying customers, our operating results would be harmed.
The number of new customers we attract, whether as free or paying customers, is a key factor in growing our customer and premium subscription base which drive our revenues and collections. We utilize various unpaid content marketing strategies, including blogs, webinars, thought leadership, and social media engagement, as well as paid advertising, to attract visitors to our websites. We cannot guarantee that these unpaid or paid marketing efforts will continue to attract the same volume and quality of traffic to our websites or will continue to result in the same level of registrations for premium subscriptions as they have in the past. In the future, we may be required to increase our marketing spend to maintain the same volume and quality of traffic. Moreover, we cannot be certain that increased sales and marketing spend will generate more paying customers without increasing our customer acquisition costs on a per paying customer basis. We offer potential customers several tiered subscription options for our online visibility management platform, including free subscriptions of a limited-functionality product and premium subscriptions of our “Pro”, “Guru,” or “Business” offerings for our core product, depending on the level of functionality they seek. We have materially grown our number of paying customers through the provision of free subscriptions and through trials of a premium version of our online visibility and marketing insight products. Trial subscriptions automatically become premium subscriptions if the customer does not opt out of the trial subscription after the trial period is over, and such trial subscriptions can be upgraded to obtain additional features, functionality, and varying levels of access and report generating capabilities. In the future, we may be required to provide additional functionality to our free subscriptions to attract visitors to our websites and incent visitors to sign up for free subscriptions. In addition, we encourage our free customers to upgrade to premium subscriptions through in-product prompts and notifications, by recommending additional features and functionality, and by providing customer support to explain such additional features and functionality. Our failure to attract new free customers and convert them into paying customers could have a material adverse effect on our operating results as our business may be adversely affected by the costs of, and sales lost from, making certain of our products available on a free basis. While we do not receive any revenue from our customers who use our platform on a free basis, we bear incremental expenses as a result of their continuing free access to our platform and certain of our products.
The market in which we operate is intensely competitive, and if we do not compete effectively, our ability to attract and retain free and paying customers could be harmed, which would negatively impact our business and operating results.
The market for our products is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Our all-in-one SaaS platform competes with software products and solutions that are focused on a particular customer need, or point solutions. For example, we compete with point solutions for search advertising and search engine optimization (“SEO”), marketing analytics and social media management (“SMM”), market intelligence, and digital public relations software. Our ability to attract and retain free and paying customers depends in part on the actual and perceived quality and design of our platform, products, and add-ons compared to competitive point solutions and continued market acceptance of our platform, products, and add-ons for existing and new use-cases. To remain competitive and to acquire new customers, we must deliver features and functionality that enhance the utility and perceived value of our platform, products, and add-ons to our prospective and existing customers. Our platform, products, and add-ons must (i) operate without the presence of material software defects, whether actual or perceived, (ii) maintain deep and rich data sources, (iii) adapt to the changing needs of our current and prospective customers including by developing new technology, (iv) adapt to changing functionality and provide interoperability with third-party application programming interfaces (“APIs”), (v) maintain and develop integrations with complementary third-party services that provide value to our customers, (vi) be easy to use and visually pleasing, (vii) deliver rapid return on investment to our customers across multiple functions within their organizations, and (viii) be delivered with a superior customer support experience. We may not be successful in delivering on some or all of the foregoing or in doing so while maintaining competitive pricing, which could result in customer dissatisfaction leading to termination or downgrades of premium subscriptions, fewer new free customers, fewer subscription upgrades or lower dollar-based net revenue retention rates, prospective customers’ selection of our competitors’ products over our own, and other adverse effects on our business.
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
We have a history of incurring net losses and although we have achieved profitability in certain periods we expect to continue to incur net losses in the future. We incurred net losses of $10.2 million and $7.0 million for the years ended December 31, 2019 and 2020, respectively, and $5.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we reported net income of $0.6 million. As of September 30, 2021, we had an accumulated deficit of $35.2 million. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
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
Furthermore, the owners and operators of our data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Further, our leased servers and data centers are vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events. The continuation or uncertainty of the COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we have experienced delays in migrating to our new data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
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
We believe that we take reasonable steps to protect the security, integrity, availability, and confidentiality of the information we and our third-party service providers hold, but there is no guarantee that despite our efforts, inadvertent disclosure (such as may arise from software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure or loss of personal or other confidential information will not occur or that third parties will not gain unauthorized access to this information. We have experienced, and may experience in the future, breaches of our security due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. For example, we have been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our systems, including a brute force attack that resulted in access to our affiliate program partner contact information. Since techniques used to obtain unauthorized access change frequently, we and our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. If our security measures or the security measures of our third-party service providers are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customers’ data, our relationships with our customers may be damaged, and we could incur liability. Further, our customers with annual subscription terms may have the right to terminate their subscriptions before the end of the subscription term due to our uncured material breach of agreement, including with respect to our data security obligations. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that supply chain attacks, including the SolarWinds attack, may have had on our business, these events are complex, difficult to defend against, and of unknown scope, therefore we could face a level of ongoing residual risk of security breaches resulting from this type of events. We may also be subject to additional liability risks for failing to disclose data breaches or other security incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents, such as the California Consumer Privacy Act (“CCPA”) (which is further discussed below in this “Risk Factors” section). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory data breach notification requirements for companies to notify data protection authorities, state and federal agencies, or individuals of data security incidents or personal data breaches. We may also be contractually required to notify certain customers in the event of a security incident pursuant to the applicable customer agreement. These mandatory disclosures regarding a security breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.
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
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 146 countries, and the number of our paying customers has grown from over 64,000 as of September 30, 2020 to over 79,000 as of September 30, 2021. We have seven offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees and managing multi-geographic teams as COVID-19 prevents certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
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
The design and development of our products is primarily conducted by our subsidiaries in Russia, the Czech Republic, Cyprus, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Russia, Europe, the United Kingdom and Australia. Approximately 55% of our revenue for the three months ended September 30, 2021 was generated from sales to paying customers located outside the United States, including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
Further, the COVID-19 pandemic has resulted in our employees and the employees of many of our customers and vendors working remotely. If the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’ access to the internet and ability to conduct business could be negatively impacted. As of September 30, 2021, we have seen and expect to continue to see long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect our ability to fully furnish the infrastructure within our data centers. In addition, we and our vendors may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks. Any of these factors could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.
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
Concerns about the systemic impact of an economic recession, energy costs, geopolitical issues, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which could affect the rate of information technology spending and adversely affect our paying customers’ ability or willingness to purchase our products, delay prospective paying customers’ purchasing decisions, reduce the value or duration of their premium subscription contracts, or affect retention rates. Any of these conditions or occurrences could adversely affect our future sales and operating results because most of our paying customers are on month-to-month premium subscriptions that can be cancelled at any time. Further, some of our paying customers may view a premium subscription to our platform as a discretionary purchase, and our paying customers may reduce their discretionary spending on our platform during an economic downturn and consequently reduce or terminate their premium subscription or decide not to upgrade to another premium subscription. In particular, spending patterns of the SMBs that make up a large portion of our paying customer base are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses, the then-current level of profitability experienced by SMBs and overall consumer confidence. In addition, weak economic conditions can result in paying customers seeking to utilize free or lower-cost solutions from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, or non-renewal at the end of a contract term.
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
We rely on cookies and other technologies, such as web beacons (collectively, “cookies”) which are placed on internet browsers to gather data regarding the content of a user’s web browsing activity. We use cookies to store users’ settings between sessions and to enable visitors to our website to use certain features, such as gaining access to secure areas of the website. We also use cookies, including cookies placed by third-party services with which we integrate, to enable us to gather statistics about our visitors’ use of our website and to allow our website visitors to connect our platform to their social networking sites, which enables us to advertise our products to them using retargeting methods. The availability of this data may be limited by numerous potential factors, including government legislation or regulation restricting the use of cookies for certain purposes, such as retargeting, browser limitations on the collection or use of cookies, or internet users deleting or blocking cookies on their web browsers or on our website.
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
As our business is global, our activities are also subject to foreign legislation and regulation. In the EU, the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the e-Privacy Directive, and related implementing legislation in the EU member states, and in the UK, the Privacy and Electronic Communications (EC Directive) Regulations 2003, require that accessing or storing information on an internet user’s device, such as through a cookie, is allowed only if the internet user has been informed thereof, and provided prior unambiguous, specific, and informed consent for the placement of a cookie on a user’s device. A new e-Privacy Regulation is currently under discussion by EU member states to replace the e-Privacy Directive. Although it remains under debate, the proposed e-Privacy Regulation would amend rules on third-party cookies and significantly increase penalties for non-compliance. We cannot yet determine the impact such future laws, regulations, and standards may have on our use of third-party cookies. Additionally, the use of third-party cookies in the digital advertising ecosystem, particularly in the context of real-time bidding advertising auctions, is subject to increased regulatory scrutiny in the EU and the UK. Several European data protection authorities (including in Belgium, Ireland, UK, Poland, Spain, Luxembourg, and the Netherlands) have launched investigations or inquiries over Google’s and other AdTech companies’ practices concerning the collection and sharing of consumer data through cookies, the outcome of which is still uncertain. These investigations or inquiries could result in the imposition of more stringent standards around consent to place cookies or otherwise restrict the use of third-party cookies for online behavioral advertising. We have also received inquiries from, and engaged in correspondence with, European data protection authorities regarding our practices regarding cookies used on our websites, and the outcome of these inquiries is still uncertain.
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
Additionally, cookies may easily be deleted or blocked by internet users. All of the most commonly used internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some internet users also download “ad blocking” software that prevents cookies from being stored on a user’s device. If more internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari and Firefox browsers block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by internet users to permit the placement of third-party cookies, fewer cookies would be available, which could adversely affect our business. In addition, companies such as Google LLC have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier (“ID”) to identify individual internet users or internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to obtain content consumption data.
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
For example, relevant applicable laws and regulations governing the collection, use, disclosure, security or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the CCPA, and state breach notification laws. In particular, in California, the CCPA was enacted in June 2018, became effective back on January 1, 2020 and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. Moreover, a new privacy law that amends and expands the CCPA, the California Privacy Rights Act (“CPRA”) was passed on November 3, 2020. The CPRA creates additional obligations relating to personal information that take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA also establishes a new enforcement agency dedicated to consumer privacy. The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Additionally, comprehensive privacy laws akin to the CPRA have recently been passed in Virginia and Colorado, and it is quite possible that other U.S. states will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. The effects of the CCPA, CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
We maintain offices in the EU (including Poland, the Czech Republic, and Cyprus) and we have customers in the EU and the UK. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “UK GDPR”), and related member state implementing legislation. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK-specific amendments) into UK law (the “UK GDPR”). The EU GDPR and UK GDPR are collectively defined herein as “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK.
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
European Data Protection Law also imposes strict rules on the transfer of personal data out of the EU/UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard specified by the European Data Protection Law is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. We rely on SCCs and certain derogations to transfer personal data from the EU and the UK to the United States and Russia. On July 16, 2020, the Court of Justice of the EU (the “CJEU”) in its Schrems II decision ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs (“New SCCs”), which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board (“EDPB”) issued its final guidance following the CJEU’s decision that imposes significant new diligence requirements on transferring data outside the EU, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. The UK Information Commissioner’s Office has begun a consultation process seeking responses to a draft International Data Transfer Agreement that is proposed for the purposes of data transfers out of the UK. The outcome of that consultation is not yet known. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer of personal data from the EU and the UK to the United States and other third countries, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens. European or multi-national customers may refuse or be reluctant to use or continue to use our platform or products as a result of such developments until law makers and regulators in the EU and the United States have resolved the issues that instigated the decision of the CJEU noted above. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our platform and products in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
We may find it necessary or advantageous to join industry bodies, or self-regulatory organizations, that impose stricter compliance requirements than those set out in applicable laws, including European Data Protection Law. We may also be bound by contractual restrictions that prevent us from participating in data processing activities that would otherwise be permissible under applicable laws, including European Data Protection Law. Such strategic choices may impact our ability to exploit data and may have an adverse impact on our business.
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

Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, the UK GDPR imposes sanctions for violations up to the greater of €20 million and 4% of worldwide gross annual revenue, enables individuals to claim damages resulting from infringement of the UK GDPR and introduces the right for non-profit organizations to bring claims on behalf of data subjects. The CCPA allows for fines of up to $7,500 for each violation (affected individual) that a business does not cure within 30 days of receiving notice of the violation. Non-compliance with Russian data localization rules may result in imposition of an administrative fine of up to RUB 18 million, or approximately $240,000, for each violation. Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.
Many aspects of data protection and privacy laws are relatively new and their scope has not been tested in the courts. As a result, these laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our interpretations and existing data management practices or the features of our products. Certain of our activities could be found by a court, government or regulatory authority to be noncompliant or become noncompliant in the future with one or more data protection or data privacy laws, even if we have implemented and maintained a strategy that we believe to be compliant. Further, we may be subject to additional risks associated with data security breaches or other incidents, in particular because certain data privacy laws, including European Data Protection Law and the CCPA, grant individuals a private right of action arising from certain data security incidents. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business.
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
We are subject to U.S. economic sanctions, export control and anti-corruption laws, and regulations that prohibit the provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. We have adopted a company-wide Trade Compliance Policy and implemented certain precautions to prevent our platform and products from being exported or accessed in violation of U.S. export controls or U.S. sanctions laws and regulations. However, we cannot be certain that each of our employees will fully comply with the Trade Compliance Policy; nor can we be certain that the precautions we take will prevent all violations of these laws.
We have previously identified, and may continue to identify, customer accounts for our platform and products that may originate from, or are intended to benefit, persons in countries that are subject to U.S. embargoes, including transactions or events in or relating to Cuba, Iran, North Korea, Syria, and the Crimea region of Ukraine. In the second quarter of 2021, we submitted a voluntary self-disclosure and final report to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), regarding potential violations of OFAC regulations that may have involved the provision of services to customers in sanctioned countries. We have not yet obtained a determination from OFAC.
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

As a public company, we are subject to certain reporting requirements of the Exchange Act and have significant requirements for enhanced financial reporting and internal controls. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
In addition, we will be required pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2022, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $10.62 to $28.42 through August 31, 2021. If you purchase shares of our Class A common stock in this offering, you may not be able to resell those shares at or above the offering price. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Stockholders owning an aggregate of up to 27,990,000 shares of our Class B common stock are entitled, under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement on Form S-8 on March 25, 2021, to register 24,114,926 shares of our Class A common stock under our equity compensation plans.
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

If we do not meet the expectations of equity research analysts, if they do not continue to publish research or reports about our business or if they issue unfavorable commentary or downgrade our Class A common stock, the price of our Class A common stock could decline.
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
We cannot determine the impact our dual structure may have on the market price of our Class A common stock.
We cannot determine whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees, and directors and their affiliates, has resulted in or will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of September 30, 2021 held in aggregate approximately 75% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, our directors, executive officers, and their affiliates, held in the aggregate 75% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
None.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1*#	Executive Employment Agreement between the Registrant and Andrew Warden, dated as of September 2, 2021

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
(1) Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.
(2) Filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.
(3) Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.
# Indicates a management contract or compensatory plan, contract or agreement.

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

SEMRUSH HOLDINGS, INC.

November 10, 2021	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	By:	/s/ Evgeny Fetisov
Evgeny Fetisov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)