Form 10-K
period 2021-12-31
SEMrush Holdings, Inc.
filed 2022-03-18
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40276
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes or ☒ No.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes or ☒ No.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes or ☐ No.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes or ☐ No.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes or ☒ No
The aggregate market value of stock held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second quarter) was approximately $463.8 million based upon $23.02 per share, the closing price on June 30, 2021 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

As of March 16, 2022, there were 42,850,683 shares of the registrant’s Class A Common Stock and 98,132,354 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

Table Of Contents
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

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
•the increased expenses associated with being a public company; and
•the impact of COVID-19 on our business, industry and supply chain.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition. Additional discussion of the risks included in this summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K in its entirety before making investment decisions regarding our Class A common stock. This summary should not be relied upon as an exhaustive summary of the material risks facing our business.

•Our business and operating results will be harmed if our paying customers do not renew and/or upgrade their premium subscriptions or if they fail to purchase additional products.
•If we fail to attract new potential customers, register them for trials, and convert them into paying customers, our operating results would be harmed.
•The market in which we operate is intensely competitive, and if we do not compete effectively, improve and introduce compelling new products, add-ons, and tools, and offer high-quality customer service, our ability to attract and retain customers could be harmed.
•We have incurred losses in the past and may not achieve profitability in the future.
•Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results.
•Our products depend on third-party data sources and third-party integrations, the loss or impairment of which could cause our business to suffer.
•If we are unable to maintain and enhance our brand our ability to maintain and expand our customer base may be impaired, and our business and financial results may be harmed.
•The loss of one or more of our executive officers or other key employees, a failure to attract and retain other highly skilled employees, or an inability to maintain our company’s culture could harm our business.
•If we fail to maintain and improve our methods and technologies, including anticipating or adapting to new social media platforms, or fail to anticipate new methods or technologies for data collection and analysis, hardware, software, and software related technologies, competing products and services could surpass ours in depth, breadth, or accuracy of our data, the insights that we offer or in other respects.
•Failures or loss of, or material changes with respect to, the third-party hardware, software, and infrastructure on which we rely, including third-party data center hosting, could adversely affect our business.
•Facilities and third-party distribution channels to support our operations, could adversely affect our business.
•Breaches, unauthorized access to or disclosure of, or changes in laws or public perception related to confidential information or personal information of any customers of our platform could cause our reputation to be harmed and we may be exposed to liability.
•In recent periods, we have experienced, and expect to continue to experience, rapid growth and organizational change. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high-quality customer service, and customer satisfaction, or attract new employees and customers and our business could suffer.
•We are exposed to risks associated with premium subscription and payment processing and any disruption to such processing systems could adversely affect our business and results of operations.
•A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity, the costs of managing international operations, geopolitical instability, and fluctuations in currency exchange rates.
•Adverse or weakened general economic and market conditions, including in connection with the continuation or uncertainty of the COVID-19 pandemic, may reduce spending on sales and marketing technology and information technology and may affect how we operate our business, which could harm our revenue, results of operations, and cash flows.
•Changes in the sizes or types of paying customers that purchase premium subscriptions to our platform or products could affect our business, and our financial results may fluctuate due to increasing variability in our sales cycles.
•Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.
•We may be subject to litigation for any of a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition.
•Our referral partners and resellers provide revenue to our business, and we benefit from our association with them. Our failure to maintain successful relationships with these partners could adversely affect our business.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of December 31, 2021 held in the aggregate 73% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.

Part I
Item 1. Business
Overview
We are a leading online visibility management software-as-a-service platform. We enable companies globally to identify and reach the right audience for their content, in the right context, and through the right channels. Online visibility represents how effectively companies connect with consumers across a variety of digital channels, including search, social and digital media, digital public relations, and review websites. The evolving online landscape and information overload from online content have made it increasingly difficult for companies to understand and manage their online visibility. Our proprietary software-as-a-service (“SaaS”) platform enables us to aggregate and enrich trillions of data points collected from over 200 million unique domains. Our platform enables our customers to understand trends and act upon unique insights to improve their online visibility, drive high-quality traffic to their websites and social media pages, as well as online listings, distribute highly targeted content to their customers, and measure the effectiveness of their digital marketing campaigns. As of December 31, 2021 and 2020, our differentiated platform empowered over 537,000 and 404,000 active free customers, respectively, and over 82,000 and 67,000 paying customers, respectively, in over 145 and 142 countries, respectively.
As interactions between companies and their customers continue to shift online, managing a company’s online visibility has become critical. With over 4.9 billion internet users in the third quarter of 2020, according to Internet World Stats, and consumers worldwide spending an average of over six and a half hours per day online, according to GlobalWebIndex, digital channels are essential for customer engagement. While these digital channels have made it easier for companies to have an online presence, with so many different sources of media competing for customers’ attention, it has become increasingly difficult for companies to be discovered by, and engage with, their customers. Most companies do not have the technology or resources to effectively ingest, aggregate, process, and analyze the vast amount of fragmented data from these diverse sources at scale to derive actionable insights. Companies often attempt to address individual aspects of online visibility, such as search engine optimization (“SEO”), search engine marketing (“SEM”), content marketing, social media management (“SMM”), digital public relations (“PR”), and competitive intelligence, among others. Fully integrated solutions are more likely to drive long-term traffic improvement than siloed approaches, offering more comprehensive functionality and insights, and combining strategies across owned, earned, and paid media.
Our fully integrated SaaS platform leverages our proprietary technology, differentiated data, and actionable insights to improve online visibility. We utilize machine learning capabilities to synthesize broad and deep data sets to derive actionable insights and analytics. Our ability to aggregate, crawl, and process massive data sets, including search engine, website traffic, backlink, online advertising, panel, and social media data, combined with our ability to obtain data from our customers through APIs, enables our software to generate a comprehensive view of a company’s online visibility profile and identify the specific keywords, advertisements, third-party websites, and content that are driving traffic. Our SaaS platform creates significant network effects as we grow the number of our customers and our customers provide us with more data. By combining our customer data with our own market data, we are able to improve our algorithms and, in turn, increase the accuracy of our metrics and analytics. We also integrate with third-party solutions to create comprehensive end-to-end workflows across the entire marketing funnel. These workflows include analyzing trends, identifying potential opportunities to optimize visibility, creating high-quality content efficiently, helping customers assess different marketing approaches, executing campaigns regularly, and measuring the effectiveness of their marketing campaigns. As a result, we empower companies to improve their online visibility across key channels through a holistic strategy.
In a highly fragmented market with a myriad of network- and channel-specific solutions, our differentiated and integrated platform provides comprehensive insights into a company’s online visibility.

Some large technology platforms including Google and Facebook offer their own solutions but are incentivized to prioritize their own paid channels, lack independence, and do not operate across rival networks. Meanwhile, individual solutions targeted at addressing one or a subset of business problems, or point solutions, rely on limited, channel-specific data, providing only partial, incomplete perspectives. Our technology collects, aggregates, and enriches a broad set of fragmented data across networks and channels, which we leverage to derive valuable and actionable insights that we provide our customers. As our data assets grow, our ability to provide insights improves, attracting more customers to our platform and enabling us to invest in new and existing products, thereby further strengthening our competitive position. According to G2.com, Inc. (“G2”), our platform is listed as a leader in the “all segments” category, comprised of reviewers from each of the small-business, mid-market and enterprise segments (as G2 defines such categories), across 19 product categories, including SEO, competitive intelligence, marketing analytics, content analytics, and social media analytics, which reinforces the strategic advantages of providing a comprehensive solution. G2 ranks different products and vendors based on reviews gathered from its user community (subject to certain minimum requirements concerning sample size and reviewer composition), as well as data aggregated from online sources and social networks, to which it applies its proprietary algorithm to calculate satisfaction and market presence scores ranging from 0 to 100 from which the products are ranked.
We offer our solutions on a multi-price point, recurring subscription basis, which provides incremental levels of access to our over 50 products, tools, and add-ons across online visibility management. Some customers start using our products, tools, and add-ons on a free basis before purchasing a subscription to receive premium functionality and additional user licenses. Our compelling value proposition, effective go-to-market strategy, and recurring revenue model drives efficient unit economics. These attributes have enabled us to cost-effectively acquire over 82,000 paying customers as of December 31, 2021 and over 67,000 paying customers as of December 31, 2020, spanning a broad range of industries and geographies.
We utilize a highly efficient, low-touch sales approach focused on driving customers to our platform through a self-service model, allowing our sales team to focus on retention and account expansion. Our multi-price point structure also drives meaningful upsell opportunities through higher usage limits, greater product functionality, additional user licenses, and product add-ons, as reflected by our dollar-based net revenue retention rate of 126% and 114% as of December 31, 2021 and 2020, respectively, and our compounded average annual revenue growth rate of over 50% between the years ended December 31, 2016 and December 31, 2021. We have introduced several new add-on offerings, which have enabled us to grow our ARR per paying customer from $2,123 as of December 31, 2020 to $2,584 as of December 31, 2021. We define ARR as the daily revenue of all paid subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365, except that we calculate the ARR from Prowly’s customers as the monthly recurring revenue as of the last month of the reporting period multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as the annual recurring paid subscriptions so long as we do not have any indication that a customer has cancelled or intends to cancel its subscription and we continue to generate revenue from them.
Our success is driven by our experienced leadership team and culture of continuous innovation. We have been led by our co-founders, Oleg Shchegolev and Dmitry Melnikov, since our inception 13 years ago. Our culture is driven by a collaborative and innovative leadership style, which has allowed us to expand from a single product in 2008 to our comprehensive online visibility management SaaS platform comprised of over 50 products, tools, and add-ons today.
Our capital efficient model has enabled us to grow to $213.1 million in ARR as of December 31, 2021 from $144.2 million in ARR as of December 31, 2020. For the years ended December 31, 2021 and 2020, our revenue was $188.0 million and $124.9 million, respectively, representing growth of 51%. For the years ended December 31, 2021 and 2020, our net loss was $3.3 million and $7.0 million, respectively.

The Benefits of Our Solution
The key benefits of our solution include:
•Robust, proprietary technology platform. We developed our technology platform over the last 13 years, leveraging machine learning to aggregate, cleanse, and analyze an immense amount of proprietary and third-party unstructured data. Our data assets include over 200 million domains, 21 billion keywords, click stream panel data from billions of events per week, over 41 trillion backlinks, over 17 billion URLs crawled per day on average, 310 million Google Display Network banner advertisements, and a range of data aggregated from social media networks, all of which scale continuously as customers use our platform.
•All-in-one SaaS solution to provide comprehensive online visibility. Our software products cover key aspects of online visibility, including SEO, SEM, content, advertising, competitive research, SMM, and digital PR. Our comprehensive solution is built with differentiated insights into traffic sources for specific sites, analysis of drivers of traffic to a company’s and its competitors’ websites, the keywords that are driving this traffic, and the effectiveness of a company’s content marketing strategy.
•End-to-end workflows with third-party integrations. Our platform maintains a range of seamless third-party integrations for data, workflow, and reporting capabilities, enabling our customers to manage every critical step in optimizing their online visibility. Notable integrations include Google Analytics, YouTube, Facebook, Twitter, Domo, Yext, and Microsoft Outlook.
•Intuitive, easy-to-use platform. Our SaaS platform prioritizes the customer experience and promotes collaboration across functional teams. We have developed easy-to-use dashboards, report builders, project sharing, and task management capabilities that streamline the analytics process for our customers through an intuitive and modern customer experience, while enabling intra-company teams to work together seamlessly to manage a company’s online visibility.
•Strong value proposition. Our comprehensive product suite delivers differentiated insights through a singular platform that enables companies to efficiently manage online visibility, reduce traffic acquisition costs, promote consumer engagement, minimize the cost associated with managing multiple third-party vendors, and acquire new customers.
Our Growth Strategies
The key elements of our growth strategy include:
•Acquire new customers. We expect to continue to target new customers who have not yet adopted online visibility management solutions and those who are currently using our free offering. Our sales model for new customers is highly efficient due to our low-friction, self-service onboarding capabilities that allow us to acquire new customers with relatively low sales investment. Additionally, we monitor the conversion of free customers to paying customers.
•Expand the use of our platform by our existing paying customer base. Our substantial base of over 82,000 paying customers as of December 31, 2021 presents a significant opportunity to increase monetization. We expect to continue to grow our revenue from our existing customers as they seek to add premium features and additional user licenses, as reflected by our dollar-based net revenue retention rate of 126% as of December 31, 2021.
•Continue to innovate and develop new products and features. We continue to invest in research and development to enhance our platform and release new products and features while bolstering one of the largest independent data sets for online visibility. We maintain close relationships with our customer base who provide us with frequent and real-time feedback, which we leverage to rapidly update and optimize our platform. The release of new products, tools, add-ons, and features has enabled us to drive higher monetization over time as we have increased our ARR per paying customer to $2,584 as of December 31, 2021 from $2,123 as of December 31, 2020. For example, we released our premium competitive intelligence tool in the first quarter of 2019 and in three years have scaled it to over $11.1 million in ARR.
•Pursue opportunistic M&A. Our management team expects to continue to allocate resources to identify, evaluate, and execute strategic acquisitions. For example, we acquired Prowly.com Sp. z o. o. (“Prowly”) in August 2020 to expand our technological capabilities and solutions offerings. Prowly significantly accelerated our product expansion into the digital PR software space and added four new product categories, as defined by G2, to our product portfolio.
Our Platform
Our SaaS platform has been purpose-built to help companies manage their online visibility and ensure they identify and reach the right audience in the right context and through the right channels. We utilize proprietary technology and machine learning capabilities to aggregate, cleanse, and analyze broad and deep datasets to derive differentiated insights and analytics for our customers to manage their online visibility. Our unique set of data assets have been developed over the last 13 years as our network of customers has grown and includes over 200 million domains, 21 billion keywords, click stream panel data from billions of events per week, over 41 trillion backlinks, over 17 billion URLs crawled per day on average, 310 million Google Display Network banner advertisements, and a range of data aggregated from social media networks.
We obtain data through a mix of proprietary and third-party data sources. Our data sources include:
•Data we collect from websites algorithmically through our proprietary data collection techniques, including web crawling of third-party websites;
•Data purchased from independent third-party data providers, which includes clickstream data, search engine data, online advertising data, and data from social media sources; and
•Reference data that our customers grant us access to, which includes our customers’ website and social media data. We obtain social media data through APIs that connect to social media platform operators, including Facebook, Twitter, Instagram, Pinterest, and LinkedIn.
We integrate with a wide range of third-party solutions to seamlessly create comprehensive end-to-end workflows across the key components of a company’s online strategy. These workflows include analyzing trends, identifying potential opportunities, creating high-quality content efficiently, helping customers assess different marketing approaches, executing campaigns regularly, and measuring the effectiveness of their digital marketing campaigns. Our intuitive, easy-to-use platform prioritizes customer experience and collaboration to empower companies to develop a holistic strategy for their online visibility across key channels.
We have developed our technology platform over the last 13 years. Since our founding in 2008, our platform has evolved through technology innovation as we have added new products, tools, and features. We currently offer over 50 digital online visibility products, tools, and add-ons across SEO, SEM, content marketing, market research, advertising research, local marketing, reporting, social media management, and digital PR.

Our Business Model
We offer our paid products and tools to customers via monthly or annual subscription plans, as well as one-time and ongoing add-ons. Our subscription-based model enables customers to select a plan based on their needs and license our platform on a per month basis. We currently have three paid subscription tiers for our core product, Pro, Guru, and Business, as well as several add-ons for an incremental cost. We offer time-limited free trials, which allow prospective customers to test the functionality of our Pro or Guru plans for a limited period of time. At the end of the trial period, prospective customers either become paying customers or are switched to free customers.
Free. Our free offering grants access to our platform and limits the number of results, keywords to track, and projects. Free accounts help generate demand for our paid offerings as active free customers experience the capabilities and functionality of our platform and are prompted to upgrade to a paid membership when they reach free customer usage limits.
Pro. Pro provides access to our platform and ongoing software updates. With Pro, customers have the ability to run their SEO, PPC, and SMM projects with over 50 advanced tools and features.
Guru. Guru provides the same features as Pro, with the addition of Content Marketing Platform, historical data, extended limits, and Google Data Studio Integration.
Business. Business provides all of the same features as Guru, plus white label reports, API access, extended limits and sharing options, and share of voice metric.
We have a demonstrated track record of upgrading customers to higher price point plans. Customers upgrade to higher price point plans to increase usage limits and add features, including content marketing tools and historical data tracking. Within our subscription tiers, customers have the ability to purchase increased usage limits by adding the ability to create additional projects, keywords to track, and user licenses without moving to a higher price point plan. Our dynamic pricing model enables our customers to tailor a plan that is suitable for their strategic needs and affords us the ability to expand within our customer base as customers seek additional functionality from our platform. Paying customers who discontinue their subscriptions have the option to return as paying customers at a future time, continue to use our products and tools that are available to free customers, or discontinue using our products and tools entirely.
Additionally, we offer add-ons that are not included in our subscription plans and are sold on a one-time or monthly basis depending on the add-on. Our add-ons include: local listing management tools,

Market Explorer, our competitive intelligence tool, and Semrush Marketplace, which can enhance customers’ existing subscriptions.
Sales & Marketing
Our customer acquisition model is focused on promoting our brand, increasing market awareness of our platform and products, and driving customer demand, and a strong sales pipeline. We utilize our products to manage our online visibility and reach our prospective customers. Additionally, we use several other online marketing initiatives, including online advertising, webinars, blogs, podcasts, ebooks, customer success studies, and the Semrush Academy to build our brand and engage with our customer community. The Semrush Academy is a free online learning program that offers 48 courses across three languages, has served over 630,000 students, and has issued over 235,000 certificates. The Semrush Academy increases our brand awareness within the marketing community and helps us crowdsource best practices and innovations that we use to improve our existing offerings, advance new products, grow our brand, and engage with the marketing community.
After attracting a prospective customer to our site, we utilize a highly efficient, low-touch sales approach focused on driving customers to our platform through a self-service model. Customers often begin using our products either on a free basis or immediately become paying customers. Our sales team is largely focused on driving increased subscriptions of existing paying customers by encouraging our customers to fully recognize the potential benefit from the comprehensive platform we offer. We strive to increase monetization from paying customers as they seek to add additional features within our higher priced subscription plans, purchase additional user licenses, purchase add-ons, and renew existing subscriptions.
Our sales organization is comprised of sales development representatives, onboarding specialists, sales executives, and our customer success team.
•Sales development representatives engage free customers to help them better understand our software and lead them towards a purchase that aligns with their specific needs.
•Onboarding specialists focus on engaging new paid customers to help them better understand our software and lead them towards products, tools, and add-ons that align with their unique use cases.
•Sales executives are responsible for managing customer engagement and increasing monetization of existing paying customers.
•Our customer success team is responsible for product demonstrations and training, assisting with onboarding and implementing our solutions, and ongoing client support.
We maintain partnerships with agencies and affiliates to further increase brand awareness and generate customer demand. Our agency partners have the ability to use tools to onboard clients onto our platform and are paid a commission. Our Semrush affiliate programs further increase our brand awareness and help generate customer demand by offering a commission on each new subscription, renewal of subscription or trial activation through an affiliate’s promotion. These relationships collectively accounted for less than 10% of our total revenue for the year ended December 31, 2021.
As of December 31, 2021, we had 371 full-time employees in our sales and marketing organization.
Product and Development
Our product and development team has delivered high-quality products and new capabilities to increase the functionality of our platform and maximize the value we deliver to our customers. Our product development organization plays a critical role in maintaining the effectiveness and differentiation of our technology in an evolving landscape and maximizing retention of our existing customers. Our online visibility management platform depends on innovating new tools and features to continually improve our offerings. We work closely with our customers and partners to understand their needs and incorporate their feedback as we innovate our platform.
We invest substantial resources in research and development to continue to drive our technology innovation. Our research and development efforts are focused on designing, testing, and refining our products, as well as operating and scaling our technology infrastructure. We will continue our investment to improve and increase our data assets, the accuracy of results, and the integration of new data assets. We plan to focus research and development investments to increase the functionality of our online visibility platform in order to adapt to the latest changes in the digital marketing landscape and ensure our platform maintains leading technology innovations. Research and development expenses accounted for $24.3 million for the year ended December 31, 2021.
As of December 31, 2021, we had 414 employees in our product and development organization. We have four primary development hubs in Prague, Czech Republic, Saint Petersburg, Russia, Limassol, Cyprus, and Warsaw, Poland. We operate two data centers in Ashburn, Virginia and one in Atlanta, Georgia. We also operate two locations in Google Cloud, one in Virginia and one in South Carolina.
Our Customers
We serve a range of customers from SMBs to enterprises and marketing agencies, across a wide variety of verticals, including consumer internet, digital media, education, financial services, healthcare, retail, software, and telecommunications, among others. As of December 31, 2021, we had over 82,000 paying customers and over 537,000 active free customers on our platform across over 145 countries. No single customer accounted for more than 1% of our revenue in the year ended December 31, 2021.
Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, and trade secrets, as well as contractual provisions and restrictions on access to our proprietary technology.
“SEMRush” is our registered trademark in the United States, Australia, Bahrain, Belarus, Bosnia and Herzegovina, China, the European Union (“EU”), Iceland, India, Iran, Israel, Japan, Kazakhstan, Liechtenstein, Monaco, Montenegro, New Zealand, Norway, Russia, Serbia, Singapore, South Korea, Swaziland, Switzerland, Turkey, Ukraine, and Vietnam. We hold registrations for the “SEMRush” trademark in Brazil and the Philippines and an application for registration is pending in Canada. We have two additional registered trademarks in the United States and nine pending applications for registration of other trademarks, including for the “Prowly” and “Sellzone” marks and the Semrush logo, in the United States, with additional trademark registration applications pending in the EU and other countries. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
We are the registered holder of a variety of domestic and international domain names that include “www.semrush.com,” “www.prowly.com” and similar variations of them.
In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights or similar agreements with our employees, consultants, and contractors. Our employees, consultants, and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both general and product-specific terms of use.

Human Capital
As of December 31, 2021, we had 1,173 full-time employees, consisting of 196 in the United States, 691 in Russia, 111 in the Czech Republic, 27 in Cyprus, 39 in Poland, and 109 located in other countries. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.
Channels for Disclosure of Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, (the “SEC”). These reports may be accessed through our website's investor relations page at investors.toasttab.com. Further, the SEC's website, www.sec.gov, contains reports and other information regarding our filings.
Investors, the media, and others should note that, we announce material information to the public through filings with the SEC, the investor relations page on our website, press releases and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our platform, our planned financial and other announcements, and other matters and for complying with our disclosure obligations under Regulation FD:
–Semrush Twitter Account (https://twitter.com/semrush)
–Semrush Facebook Page (https://www.facebook.com/Semrush/)
–Semrush LinkedIn Page (https://www.linkedin.com/company/semrush)
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.The information on our website and that we disclose through social media channels is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.
Corporate Information
From an operational perspective, our subsidiaries perform the following activities:
•Semrush Inc., a Delaware corporation incorporated in 2012, is our primary operating entity and serves as our corporate financial and administrative headquarters and also engages in sales and support of our products, tools, and add-ons;
•Semrush RU Limited, a Russian limited company formed in 2013, engages primarily in software development, maintenance, and engineering activities;
•Semrush SM Limited, a Russian limited company formed in 2017, engages primarily in sales and marketing related activities within Russia, Europe, and the Asia Pacific region for our products, tools, and add-ons;

•Prowly Sp. z o.o., a Polish limited liability company formed in 2013, which was acquired by us in August 2020, engages in the development of the Prowly.com software product (“Prowly Software”) and in the worldwide sales and marketing of the Prowly Software;
•Semrush CY Ltd., a Cyprus limited company formed in 2013, engages in the development and technical support of our products, tools, and add-ons; and
•Semrush CZ s.r.o., a Czech Republic limited liability company formed in 2015, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons.
•Semrush B.V., a Netherlands development company formed in 2022, has not yet begun operations, and
•Semrush Development S.L., a Spanish development company formed in late 2021, has not yet begun operations.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.
Most Material Risks to Us
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions, and our business and operating results will be harmed if our paying customers do not renew their premium subscriptions.
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions. Our business and financial results depend on our paying customers renewing their subscriptions for our products when existing contract terms expire. Although our customer agreements generally provide for auto-renewal of subscriptions, our paying customers have no obligation to renew their premium subscriptions if they provide proper notice of their desire not to renew, and we cannot guarantee that they will renew their premium subscriptions for the same or longer terms, the same or a greater number of user licenses or products and add-ons, or at all. We offer premium subscriptions on a monthly or annual basis with our annual subscriptions receiving a discount for the longer-term commitment. Our paying customers predominantly choose monthly subscription terms, which allow them to terminate or adjust their premium subscriptions with us on a monthly basis as external factors change and could cause our results of operations to fluctuate significantly from quarter to quarter. Our renewal rates, including our dollar-based net revenue retention rate, may decline or fluctuate as a result of a number of factors, including customer satisfaction with our platform and products, reliability of our products, our customer success and support experience, the price and functionality of our platform, products, and add-ons relative to those of our competitors, mergers and acquisitions affecting our customer base, the effects of global economic conditions and other external factors, or reductions in our customers’ spending levels. Our business and operating results will be adversely affected if our paying customers do not renew their premium subscriptions.
Our business and operating results will be harmed if our paying customers do not upgrade their premium subscriptions or if they fail to purchase additional products.
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-price point subscriptions and sell additional user licenses, and products and add-ons such as Prowly, Sellzone, and Market Explorer, our competitive intelligence tool. Conversely, our paying customers may convert to lower-cost or free subscriptions if they do not perceive value in paying for our higher-price point subscriptions, thereby impacting our ability to increase revenue. For example, a paying customer subscribing to our core product through a “Business” subscription may downgrade to the “Guru” subscription if they do not deem the additional features and functionality worth the incremental costs. To expand our relationships with our customers, we must demonstrate to existing paying and free customers that the additional functionality associated with an upgraded subscription outweighs the incremental costs. Our customers’ decisions as to whether to upgrade their subscriptions or not is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform and products, general economic conditions, the price and functionality of our platform and products relative to those of our competitors, and customer reaction to the price for additional products. If our efforts to expand our relationships with our existing paying and free customers are not successful, our revenue growth rate may decline and our business and operating results will be adversely affected.

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
The market for our products is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Our all-in-one software-as-a-service (“SaaS”) platform competes with software products and solutions that are focused on a particular customer need, or point solutions. For example, we compete with point solutions for search advertising and search engine optimization (“SEO”), marketing analytics and social media management (“SMM”), market intelligence, and digital public relations software. Our ability to attract and retain free and paying customers depends in part on the actual and perceived quality and design of our platform, products, and add-ons compared to competitive point solutions and continued market acceptance of our platform, products, and add-ons for existing and new use-cases. To remain competitive and to acquire new customers, we must deliver features and functionality that enhance the utility and perceived value of our platform, products, and add-ons to our prospective and existing customers. Our platform, products, and add-ons must (i) operate without the presence of material software defects, whether actual or perceived, (ii) maintain deep and rich data sources, (iii) adapt to the changing needs of our current and prospective customers including by developing new technology, (iv) adapt to changing functionality and provide interoperability with third-party application programming interfaces (“APIs”), (v) maintain and develop integrations with complementary third-party services that provide value to our customers, (vi) be easy to use and visually pleasing, (vii) deliver rapid return on investment to our customers across multiple functions within their organizations, and (viii) be delivered with a superior customer support experience. We may not be successful in delivering on some or all of the foregoing or in doing so while maintaining competitive pricing, which could result in customer dissatisfaction leading to termination or downgrades of premium subscriptions, fewer new free customers, fewer subscription upgrades, or lower dollar-based net revenue retention rates, prospective customers’ selection of our competitors’ products over our own, and other adverse effects on our business.
Many of our current and future competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more targeted products for specific use cases, larger sales and more established relationships, or integrations with third-party data providers, search engines, online retail platforms, and social media networking sites, and more established relationships with customers in the market. Additionally, many of our competitors may expend a considerably greater amount of funds on their research and development efforts, and those that do not, may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Specifically, our competitors focusing on point solutions may have the ability to expend greater funds in a more targeted manner to develop superior solutions that address a specific need, as compared to our research and development expenditures which are allocated across our platform. In addition, some of our competitors may enter into strategic relationships or consummate strategic acquisitions to offer a broader range of functionality than we do, a more competitive multi-point solution, or to address needs that our platform does not. These types of business combinations may make it more difficult for us to acquire new free customers or maintain or upgrade our free and paying customers, any of which could ultimately impact our ability to compete effectively. We expect these competitive pressures to continue as competitors attempt to strengthen or preserve their market positions and as new competitors enter the market.
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
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we expect to continue to incur net losses in the future. We incurred net losses of $7.0 million and $3.3 million for the years ended December 31, 2020 and 2021, respectively. We had an accumulated deficit of $39.1 million as of December 31, 2021. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.

Our products depend on publicly available and paid third-party data sources, and, if we lose access to data provided by such data sources or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
We have developed our platform, products, and add-ons to rely in part on access to data from third-party sources. The primary sources of third-party data include data collected from third-party websites algorithmically through our proprietary data collection techniques, including web crawling of third-party websites, data purchased from independent third-party data providers, which includes clickstream data, search engine data, online advertising data, and data from social media sources and reference data that our customers grant us access to, which includes our customers’ website and social media data. We obtain social media data through APIs that connect to social media platform operators, including Facebook, Twitter, Instagram, Pinterest, and LinkedIn. We also collect data from our customers in connection with their use of our platform.
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

•changes, limits, or discontinues our access to their data;
•modifies its terms of service or other policies, including imposing prohibitive fees or restrictions on our use of their data or our ability to access it;
•changes or limits how customer information is accessed by us or our customers and their users;
•changes or limits how we can use such data;
•establishes more favorable relationships with one or more of our competitors; or
•experiences disruptions of its technology, services, or business generally.
Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results.
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where we operate and derive our revenue. Several countries in which we operate are experiencing and may continue to experience military action and civil and political unrest as a result of such action. We have significant development operations in the emerging market economies of Eastern Europe and more than half of our full-time employees are located in Russia. While we have many employees in Russia, our sales in the region are not currently significant.
In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. The impact to Ukraine and Russia, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. For example, Russia’s exclusion from the SWIFT system could require us to find alternative methods of funding our Russian operations, and such alternatives may not be sufficient or available at all. Furthermore, Russian authorities have threatened to sue, seize assets, or arrest corporate leaders of any western company operating in Russia if it withdraws from the country or criticizes the government. If we refuse to pay a sanctioned bank or otherwise comply with sanctions imposed by the U.S. and other countries, we may be subject to additional judicial action by the Russian government. Any such material adverse effect from the conflict, enhanced sanctions activity, and subsequent responses may disrupt our relationship with our vendors, disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region.
We are actively monitoring and enhancing the security of our people and the stability of our infrastructure and our equipment. We execute our business continuity plans and adapt to developments as they occur to protect the safety of our personnel and address potential impacts to our employees, including potentially relocating employees in response to the ongoing conflict. We have developed and, in some cases, already activated additional contingency plans to relocate work and/or personnel to other geographies within our global footprint and add new locations, as appropriate, in response to the ongoing conflict. Our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged or multiple crises, such as civil unrest, military conflict, and a pandemic in a concentrated geographic area. The current events in the regions where we operate and where we employ a significant portion of our workforce may pose security risks to our people, facilities, operations, and infrastructure, and the disruption of any or all of them could materially adversely affect our operations, financial results, and cause volatility in the price of our stock. We have no way to predict the progress or outcome of the military action in Ukraine or its impacts in

Russia or the other countries in which we operate as the conflict and government reactions are rapidly unfolding in real-time and are beyond our control. Whether in these countries or in others in which we operate, prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could require us to rebalance our geographic concentrations, alter our hiring and other business plans, strategy and expenditures, and could have a material adverse effect on our personnel, operations, and business outlook.
Risks Related to Our Business
Our ability to introduce new products, tools, and add-ons is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts or use product and development teams effectively, our business and operating results may be harmed.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for highly qualified personnel in Boston, Massachusetts, where our headquarters is located, and in Trevose, Pennsylvania, Dallas, Texas, Prague, Czech Republic, Limassol, Cyprus, St. Petersburg, Russia, and Warsaw, Poland where we have offices is intense, especially for software engineers experienced in designing and developing software and SaaS applications, and experienced sales professionals who understand our products and the market in which we operate. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, immigration laws in the locations in which we have offices and operations restrict or limit our ability to recruit internationally. Any changes to the immigration policies applicable to locations in which we have offices and operations that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced personnel may be able to offer more attractive terms of employment to potential candidates. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations to such former employers, resulting in a diversion of our time and resources.
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
The use of social media throughout the world is pervasive and growing. According to a survey by GlobalWebIndex of individuals ages 16 to 64, 97% of digital consumers have used social media during the first quarter of 2020, with digital consumers spending an average of 2 hours and 22 minutes per day on social networks and messaging apps between January and March 2020. The social media industry has experienced, and is likely to continue to experience, rapid change due to the evolving trends, tastes, and preferences of users. If consumers widely adopt new social media networks and platforms, we will need to develop integrations and functionality related to these new networks and platforms. This development effort may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and platforms may not provide us with sufficient access to data from their platforms, preventing us from building effective integrations with our platform and products. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we would obtain integrations or functionality, unfavorable. Any failure of our products to operate effectively with the social media networks used most frequently by consumers could reduce the demand for our products. If we are unable to respond to these changes in a cost effective manner, our products and aspects of our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.
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
We rely on leased and third-party owned hardware, software, and infrastructure, including third-party data center hosting facilities and third-party distribution channels to support our operations. We primarily use three data centers in the United States, two located in Virginia and one in Georgia, as well as two Google Cloud locations in Virginia and South Carolina. We host each of our products and the data processed through such products in a combination of two of the foregoing locations for redundancy. If any of our data center suppliers experience disruptions or failures, it would take time for the applicable backup data center to become fully functioning, and we would likely experience delays in delivering the affected products and segments of our platform, which may involve incurring significant additional expenses.
Furthermore, the owners and operators of our data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Further, our leased servers and data centers are vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events. The continuation or uncertainty of the COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we have experienced delays in migrating to our new data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
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
We believe that we take reasonable steps to protect the security, integrity, availability, and confidentiality of the information we and our third-party service providers hold, but there is no guarantee that despite our efforts, inadvertent disclosure (such as may arise from software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure or loss of personal or other confidential information will not occur or that third parties will not gain unauthorized access to this information. We have experienced, and may experience in the future, breaches of our security due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. For example, we have been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our systems, including a brute force attack that resulted in access to our affiliate program partner contact information. Since techniques used to obtain unauthorized access change frequently, we and our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. If our security measures or the security measures of our third-party service providers are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customers’ data, our relationships with our customers may be damaged, and we could incur liability. Further, our customers with annual subscription terms may have the right to terminate their subscriptions before the end of the subscription term due to our uncured material breach of agreement, including with respect to our data security obligations. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers, or other vendors. While we are not currently aware of any impact that supply chain attacks, including the SolarWinds attack, may have had on our business, these events are complex, difficult to defend against, and of unknown scope, therefore we could face a level of ongoing residual risk of security breaches resulting from this type of events. We may also be subject to additional liability risks for failing to disclose data breaches or other security incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents, such as the California Consumer Privacy Act (“CCPA”) (which is further discussed below in this “Risk Factors” section). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory data breach notification requirements for companies to notify data protection authorities, state and federal agencies, or individuals of data security incidents or personal data breaches. We may also be contractually required to notify certain customers in the event of a security incident pursuant to the applicable customer agreement. These mandatory disclosures regarding a security breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.

Federal, state, and provincial regulators and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our business, such as the long established Massachusetts data security law and the recently enacted New York Stop Hacks and Improve Electronic Data Act, both of which establish prescriptive administrative, technical, and physical data security requirements on companies, and permits civil penalties for each violation. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models, and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure, and use of personally identifiable information kept in our databases or those of our vendors. If our security measures fail to protect credit card information adequately, we could be liable to both our customers and their users for their losses, as well as the vendors under our agreements with them such that we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business, results of operations or financial condition. Any willful or accidental security breaches or other unauthorized access to or disclosure of personal data could expose us to enforcement actions, regulatory or governmental audits, investigations, litigation, fines, penalties, adverse publicity, downtime of our systems, and other possible liabilities. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. In addition, our cybersecurity insurance coverage may be inadequate to cover all costs and expenses associated with a security breach that may occur in the future.
In recent periods, we have experienced, and expect to continue to experience, rapid growth, and organizational change. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or attract new employees and customers and our business could suffer.
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 146 countries, and the number of our paying customers has grown from over 67,000 as of December 31, 2020 to over 82,000 as of December 31, 2021. We have seven offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees and managing multi-geographic teams as COVID-19 prevents certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
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
The design and development of our products is primarily conducted by our subsidiaries in Russia, the Czech Republic, Cyprus, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, some members of our sales force are located in Russia, Europe, the United Kingdom, and Australia. Approximately 54% of our revenue for the years ended December 31, 2021 and 2020 was generated from sales to paying customers located outside the United States, including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
•geopolitical and economic instability in and impacting the localities where we have foreign operations, such as Russia;
•inflation in Russia impacting the stability of our workforce and foreign operations;
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
•regional health issues and the impact of public health epidemics and pandemics on employees and the global economy, such as the COVID-19 pandemic; and

•travel, work-from-home, or other restrictions or work stoppages, like those currently imposed by governments around the world as a result of the COVID-19 pandemic.
Further, it is possible that governments of one or more foreign countries may seek to limit access to the internet or our platform, products, or certain features in their countries, or impose other restrictions that may affect the availability of our platform, products, or certain features in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including Amazon Web Services, making it difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to our platform if they consider us to be in violation of their laws (including privacy laws) and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law or fail for any reason to comply with relevant laws, our platforms could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to our platform is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to acquire new customers or renew or grow the premium subscriptions of existing paying customers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.
The effects of the COVID-19 pandemic remain uncertain and may materially affect our customers or potential customers and how we operate our business, and the duration and extent to which the pandemic continues to threaten our future operating results remains uncertain.
The global COVID-19 pandemic has disrupted the economy and put unprecedented strains on governments, health care systems, educational institutions, companies, and individuals around the world. The impact and duration of the COVID-19 pandemic, including more recently the highly transmissible Delta and Omicron variants thereof and any additional waves of infection, are difficult to assess or predict and will depend in part upon the actions taken by governments, companies, and other enterprises in response to the pandemic. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. Adverse market conditions resulting from the COVID-19 pandemic could materially adversely affect our revenues, business, and the value of our Class A common stock.
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
As we acquire and invest in companies or technologies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy, we evaluate and may make investments in, or acquisitions of, complementary companies, services, databases, and technologies, and we expect that we will continue to evaluate and pursue such investments and acquisitions in the future to further grow and augment our business, our platform, and product offerings. For example, in August 2020, we acquired Prowly, an advertising and public relations technology company based in Poland. We have incurred and will continue to incur costs to integrate Prowly’s business and selling process into our business and to integrate Prowly’s products into our platform, such as software integration expenses and costs related to the renegotiation of redundant vendor agreements, and we expect to incur similar costs to integrate future acquisitions. We may have difficulty effectively integrating the personnel, businesses, and technologies of these acquisitions into our company and platform and achieving the strategic goals of those acquisitions.
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
On January 12, 2021, we executed a credit agreement with JPMorgan Chase Bank, N.A., in the form of a revolving credit facility that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The amount of borrowings permitted at any one time under the revolving credit facility is subject to a borrowing base based on an advance rate of 400% multiplied by annualized retention applied to monthly recurring revenue. As a result, our access to the revolving credit facility is potentially subject to significant fluctuations depending on the value of the borrowing base as of any measurement date.
The credit agreement (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”) governing our revolving credit facility (collectively, our “credit facility”) contains various covenants that are operative so long as our credit facility remains outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:
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
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest due on our indebtedness and meeting the financial covenants set forth in our credit facility. If we fail to comply with the various requirements of our indebtedness, we could default under our credit facility. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our credit facility, an increase in the applicable interest rates under our credit facility, and a requirement that our subsidiary Semrush Inc., a Delaware corporation (“Semrush US Sub”), which is a co-borrower under the facility, pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our credit facility, including substantially all of our and Semrush US Sub’s assets. Thus, any such default could have a material adverse effect on our liquidity and financial condition.
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
•evolving functionality demands;
•announcements of planned introductions of new products, features, or functionality by us or our competitors; and
•lengthy and multi-faceted purchasing approval processes required by our customers, especially large enterprise customers.

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
Growth forecasts included in this Annual Report on Form 10-K relating to our market opportunities and the expected growth thereof are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets grow at the forecasted rates, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report on Form 10-K should not be taken as indicative of our future growth.
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
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock. The terms of any debt financing may include liquidity requirements, restrict our ability to pay dividends, and require us to comply with other covenants restrictions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
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
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $37.7 million and $16.7 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section

382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition.
The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. Although we are not currently exposed to minimum wage work, we are exposed to related requirements as per the Fair Labor Standards Act regarding exempt versus non-exempt employment. From time to time, the labor market becomes increasingly competitive. If we are unable to mitigate wage rate increases driven by increases to the increasingly competitive labor market through automation and other labor savings initiatives, our labor costs may increase, which could have an adverse effect on our business, results of operations or financial condition.

In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.

We could be required to collect additional sales and other similar taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our subscriptions and adversely affect our operating results.
Sales and use, value-added, goods and services, and similar tax laws and rates are complicated and vary greatly by jurisdiction. There is significant uncertainty as to what constitutes sufficient nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, as well as whether our subscriptions are subject to tax in various jurisdictions. Certain countries and the vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. Additionally, in the United States, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et. al. (“Wayfair”) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to the Wayfair case, or otherwise, national, states, or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We have not always collected sales and other similar taxes in all jurisdictions in which we are required to. We may be obligated to collect and remit sales tax in jurisdictions in which we have not previously collected and remitted sales tax. We could also be subject to audits in states and non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion by one or more countries or states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by national, state, or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could adversely affect our business and operating results.

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
Our ability, like those of other technology companies, to collect, augment, analyze, use, and share information collected through the use of third-party cookies for online behavioral advertising is governed by U.S. and foreign laws and regulations which change from time to time, such as those regulating the level of consumer notice and consent required before a company can employ cookies to collect data about interactions with users online. In the United States, both state and federal legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review, and occasional enforcement, by the Federal Trade Commission, (the “FTC”), U.S. Congress, and individual states.
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
Continued regulation of cookies, and changes in the interpretation and enforcement of existing laws, regulations, standards, and other obligations, as well as increased enforcement by industry groups or data protection authorities, could restrict our activities, such as efforts to understand users’ internet usage and engage in marketing activities, or require changes to our practices. Any inability to obtain information through cookies or to obtain it on the terms we anticipate, could negatively impact the operation of our platform, impair our ability to target and attract new customers, and reduce our ability to predict our customers’ interests in or need for one or more of our products, any of which may cause a reduction in revenue, or a reduction in revenue growth or negatively impact our ability to obtain new subscriptions and retain or grow the subscriptions of existing customers.
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
For example, relevant applicable laws and regulations governing the collection, use, disclosure, security or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the CCPA, and state breach notification laws. In particular, in California, the CCPA was enacted in June 2018, became effective back on January 1, 2020 and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. Moreover, a new privacy law that amends and expands the CCPA, the California Privacy Rights Act (“CPRA”), was passed on November 3, 2020. The CPRA creates additional obligations relating to personal information that take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA also establishes a new enforcement agency dedicated to consumer privacy. The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Additionally, comprehensive privacy laws akin to the CPRA have recently been passed in Virginia and Colorado, and it is quite possible that other U.S. states will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. The effects of the CCPA, CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
We maintain offices in the EU (including Poland, the Czech Republic, and Cyprus) and we have customers in the EU and the UK. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “UK GDPR”), and related member state implementing legislation. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK-specific amendments) into UK law (the “UK GDPR”). The EU GDPR and UK GDPR are collectively defined herein as “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances. European Data Protection Law is also explicitly extraterritorial in its application and could affect our business activities in jurisdictions outside the EU and the UK.
We have implemented measures designed to comply with the requirements of European Data Protection Law. In respect of these measures, we rely on positions and interpretations of the law (including European Data Protection Law) that have yet to be fully tested before the relevant courts and regulators. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the law (including European Data Protection Law), or if any party brought a claim in this regard, we could be subject to governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation, or public statements against us by consumer advocacy groups or others, any of which could cause customers to lose trust in us or otherwise damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.
European Data Protection Law also imposes strict rules on the transfer of personal data out of the EU/UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard specified by the European Data Protection Law is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. We rely on SCCs and certain derogations to transfer personal data from the EU and the UK to the United States and Russia. On July 16, 2020, the Court of Justice of the EU (the “CJEU”) in its Schrems II decision ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs (“New SCCs”), which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board (“EDPB”) issued its final guidance following the CJEU’s decision that imposes significant new diligence requirements on transferring data outside the EU, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. As a result of Brexit, the New SCCs do not apply to the UK. The UK Information Commissioner’s Office, following a consultation process, has published its own form of standard clauses, referred to the “International Data Transfer Agreement” for the purposes of data transfers out of the UK, currently awaiting Parliamentary approval. Unless objections are raised, the International Data Transfer Agreement will enter into force on March 21, 2022 to enable personal data transfers originating from the UK. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer of personal data from the EU and the UK to the United States and other third countries, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens. European or multi-national customers may refuse or be reluctant to use or continue to use our platform or products as a result of such developments until law makers and regulators in the EU and the United States have resolved the issues that instigated the decision of the CJEU noted above. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our platform and products in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
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
We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, the EU, the U.K. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business.
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
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, European Data Protection Law imposes sanctions for violations up to the greater of €20 million (£17.5 million) and 4% of worldwide gross annual revenue, enables individuals to claim damages resulting from infringement of European Data Protection Law and introduces the right for non-profit organizations to bring claims on behalf of data subjects. The CCPA allows for fines of up to $7,500 for each violation (affected individual) that a business does not cure within 30 days of receiving notice of the violation. Non-compliance with Russian data localization rules may result in imposition of an administrative fine of up to RUB 18 million, or approximately $240,000, for each violation. Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.
Many aspects of data protection and privacy laws are relatively new and their scope has not been tested in the courts. As a result, these laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our interpretations and existing data management practices or the features of our products. Certain of our activities could be found by a court, government, or regulatory authority to be noncompliant or become noncompliant in the future with one or more data protection or data privacy laws, even if we have implemented and maintained a strategy that we believe to be compliant. Further, we may be subject to additional risks associated with data security breaches or other incidents, in particular because certain data privacy laws, including European Data Protection Law and the CCPA, grant individuals a private right of action arising from certain data security incidents. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business.
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
Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt, or increase the cost of customer access to our platform, any of which would negatively impact our business. On June 11, 2018, the repeal of the Federal Communications Commission’s, (the “FCC’s”), “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation or the FCC. With the repeal of net neutrality rules, network operators may choose to implement usage-based pricing, discount pricing charged to providers of competitive products, otherwise materially change their pricing rates or schemes, charge us to deliver our traffic or throttle its delivery, implement bandwidth caps or other usage restrictions or otherwise try to monetize or control access to their networks, any of which could increase our costs, or those of our customers in accessing our platform, and negatively impact our business and results of operations.

Federal, state, and foreign laws regulate internet tracking software, the sending of commercial emails and text messages, and other activities, which could impact the use of our platform and products, and potentially subject us to regulatory enforcement or private litigation.
We are subject to laws and regulations that govern sending marketing and advertising by electronic means, such as email and telephone. For example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, (the “CAN-SPAM Act”), among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the Telephone Consumer Protection Act imposes certain notice, consent, and opt-out obligations on companies that send telephone or text communications using auto dialers to consumers and provides consumers with private rights of action for violations. Further, certain states and foreign jurisdictions, such as Australia, Canada, and the EU, have enacted laws that prohibit sending unsolicited marketing emails unless the recipient has provided its prior consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our marketing, which could adversely affect our ability to attract new customers or entice existing customers to upgrade their subscriptions.
We are required to comply with U.S. economic sanctions, export control and anti-corruption laws, and regulations that could impair our ability to compete in international markets or expose us to liability if we were to violate such laws and regulations.
We are required to comply with U.S. economic sanctions, export control and anti-corruption laws, and regulations that prohibit the provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. We have adopted a company-wide Trade Compliance Policy and implemented certain precautions to prevent our platform and products from being exported or accessed in violation of U.S. export controls or U.S. sanctions laws and regulations. However, we cannot be certain that each of our employees will fully comply with the Trade Compliance Policy, nor can we be certain that the precautions we take will prevent all violations of these laws.
We have previously identified, and may continue to identify, customer accounts for our platform and products that may originate from, or are intended to benefit, persons in countries that are subject to U.S. embargoes, including transactions or events in or relating to Cuba, Iran, North Korea, Syria, and the Crimea region of Ukraine. In the second quarter of 2021, we submitted a voluntary self-disclosure and a final report to the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, regarding potential violations of OFAC regulations that may have involved the provision of services to customers in sanctioned countries. We have not yet obtained a determination from OFAC.
If we are found to be in violation of U.S. sanctions or export control laws, we may be fined or other penalties could be imposed. Furthermore, the laws and regulations concerning export control and economic sanctions are complex and constantly changing. Changes in export control or economic sanctions laws and enforcement could also result in increased compliance requirements and related costs, which could materially adversely affect our business, results of operations, financial condition, and/or cash flows.
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
As a public company, we are subject to certain reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have significant requirements for enhanced financial reporting and internal controls. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
In addition, we will be required, pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, as amended (“SOX”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual report on Form 10-K for the year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Beginning with our annual report on Form 10-K for the year ended December 31, 2022, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
We have implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting to remediate this material weakness. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance personnel, and engaging financial consultants to enable the implementation of internal control over financial reporting. Additionally, we are implementing certain accounting systems to upgrade our existing systems and to automate certain manual processes.
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
Current laws may not provide for adequate protection of our platform or data, especially in foreign jurisdictions which may have laws that provide insufficient protections to companies. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products, or certain aspects of our platform, or our data may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the laws and mechanisms for protection and enforcement of intellectual property rights in some foreign countries may be inadequate. As we continue to operate in foreign countries and expand our international activities, we have encountered and may in the future encounter challenges in navigating the laws of foreign countries, which may adversely affect our ability to protect our proprietary rights and subject us to claims from current or former personnel and other third parties. Moreover, our exposure to unauthorized copying of certain aspects of our platform, or our data may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property or claiming that we infringe upon or misappropriate their technology and intellectual property.
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
We use open source software in our platform and products and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform and products. Although use of open source software has historically been free, recently several open source providers have begun to charge license fees for use of their software. If our current open source providers were to begin to charge for these licenses or increase their license fees significantly, we would have to choose between paying such license fees or incurring the expense to replace the open source software with other software or with our own software, which would increase our research and development costs, and have a negative impact on our results of operations and financial condition.

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
From time to time, third parties may assert infringement claims against our customers or resellers. These claims may require us to initiate or defend protracted and costly litigation on behalf of customers and resellers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers and resellers or may be required to obtain licenses for the platform or products they use or resell or modify our platform or products. We may not be able to obtain all necessary licenses on commercially reasonable terms, or at all, or to make such modifications to avoid a claim, in which case our customers and resellers may be required to stop using or reselling our platform or products. Further, customers may require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted, or processed by our employees or platform. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our platform or products, and harm our revenue, business, and operating results.
Risks Related to Ownership of Our Class A Common Stock
An active public market for our Class A common stock may not be sustained and could be highly volatile, and you may not be able to resell your shares at or above your original purchase price, if at all. You may lose all or part of your investment.
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $10.62 to $32.48 through December 31, 2021. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of Class A common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors (“Board”). Subject to compliance with applicable rules and regulations, we may issue our shares of Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of December 31, 2021 held in the aggregate 73% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers, and their affiliates, held in the aggregate 73% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
General Risk Factors
We are an emerging growth company and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
As a public company, and particularly after we are no longer an emerging growth company, we are required to commit significant resources, management time, and attention to the requirements of being a public company, which causes us to incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements, and recruiting and retaining independent directors. We also have incurred and will continue to incur costs associated with SOX and the Dodd Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC and the NYSE, and compliance with these requirements will place significant demands on our legal, accounting, and finance staff and on our accounting, financial, and information systems. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing.

These rules and regulations may increase our legal and financial compliance costs and to make some activities more time-consuming and costly, and we are currently unable to estimate these costs with any degree of certainty. In addition, we might not be successful in implementing these requirements. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or Board committees or as our executive officers. Furthermore, if we are unable to continue to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current Board, and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
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
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Capital Stock” for additional information.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 800 Boylston Street, Suite 2475, Boston, Massachusetts, USA 02199, where we lease 16,467 square feet of office space. The lease expires in 2027. We use this facility for administration, sales and marketing, technology and development and professional services. We also lease a facility containing 122,031 square feet of office space in Saint Petersburg, Russia under leases which expire in 2024. Additionally, we lease 16,251 of office space in Trevose, Pennsylvania, 39,877 square feet of office space in Prague, Czech Republic, 9,300 square feet of office space in Limassol, Cyprus, and 4,365 square feet of office space in Dallas, Texas. The leases expire in 2022 and 2025 respectively. We believe that these facilities are generally suitable to meet our current needs.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock is listed on the New York Stock Exchange under the symbol “SEMR” since March 2021. Prior to that date, there was no public market for our Class A common stock.

Our Class B common stock is neither listed nor traded.

Stockholders

As of March 8, 2022, we had 8 holders of record of our Class A common stock and 16 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, our credit facility places restrictions on our ability to pay cash dividends.

Unregistered Sales of Equity Securities

Between January 1, 2021 and our IPO, we issued to certain of our employees, consultants, and board members options to purchase an aggregate of 34,500 shares of our common stock at an exercise price of $6.21. Between January 1, 2021 and our IPO, we issued 3,861 shares of our common stock upon the exercise of stock options pursuant to the 2019 Plan. Subject to effectiveness of the 2021 Plan, on March 3, 2021 we issued a restricted stock unit award for 58,500 shares of Class A common stock.

Use of Proceeds from Registered Securities

On March 29, 2021, we closed the IPO, in which we issued 10,000,000 shares of Class A common stock, and on April 23, 2021 we closed the partial exercise of the underwriter’s option to purchase additional shares of our Class A common stock, in which we issued an additional 719,266 shares of Class A common stock, at a price to the public of $14.00 for aggregate net proceeds of $135.9 million after deducting underwriting discounts, commissions and expenses payable by us.
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
Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Consolidated Financial Data and Other Data”, the consolidated financial statements, and related notes that are included elsewhere in this Annual Report on Form 10-K. Information pertaining to fiscal years 2019 and 2020, including the year-over-year comparison of our 2020 financial performance to 2019, was included in the prospectus filed by us with the SEC pursuant to Rule 424(b) under the Securities Act, on November 19, 2021, relating to the Registration Statement on Form S-1, as amended (File No. 333-261133) under “Management’s Discussion and Analysis of Financial Position and Results of Operations”. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K.
Company Overview
We are a leading online visibility management SaaS platform, enabling companies globally to identify and reach the right audience in the right context and through the right channels. Online visibility represents how effectively companies connect with consumers across a variety of digital channels, including search, social and digital media, digital public relations, and review websites. Our proprietary SaaS platform enables us to aggregate and enrich trillions of data points collected from hundreds of millions of unique domains, social media platforms, online ads, and web traffic. This allows our customers to understand trends, derive unique and actionable insights to improve their websites and social media pages, and distribute highly relevant content to their targeted customers across channels to drive high quality traffic.
On March 29, 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our Class A common stock at a public offering price of $14.00 per share for aggregate gross proceeds of $140.0 million. We received approximately $126.6 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. On April 20, 2021, the underwriters of our IPO partially exercised their option to purchase additional shares of Class A common stock. In connection with the closing of the partial exercise on April 23, 2021, the underwriters purchased 719,266 shares of our Class A common stock for net proceeds to us of $9.2 million. In connection with the closing of the IPO, all of the outstanding shares of our preferred stock and common stock automatically converted into 124,902,093 shares of Class B common stock.
On November 23, 2021, we closed our follow-on offering (the “Follow-On Offering”) in which we sold 4,000,000 shares of our Class A common stock at a price to the public of $20.50 per share. We received $77.9 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. Selling stockholders sold an aggregate of 1,000,000 shares of Class A common stock in the Follow-On Offering.
Since our founding in 2008 by Oleg Shchegolev and Dmitry Melnikov, we have achieved a number of significant milestones, including:
•2010: Surpassed 1,000 customers;
•2012: Started expansion into SEO software, launched Position Tracking, and opened our first U.S. office near Philadelphia, Pennsylvania;
•2014: Continued expansion of SEO capabilities with Site Audit tool;

•2015: Surpassed 10,000 customers and launched Social Media tools;
•2016: Launched Content Marketing and Digital PR tools;
•2017: Completed our first round of financing led by entities affiliated with Siguler Guff & Company and introduced collaboration features, including the ability to add users and share projects and received U.S. and UK search awards for the “Best SEO Software Suite”;
•2018: Completed another financing led by Greycroft and e.ventures, relocated headquarters to Boston, Massachusetts, and opened an office in Dallas, Texas, surpassed $70 million in ARR, and launched our first add-on offering, Local Listings;
•2019: Surpassed 50,000 customers and $100 million in ARR, and launched our second add-on offering, our competitive intelligence tool;
•2020: Launched Sellzone, a new product for Amazon Marketing, acquired Prowly, and received multiple awards, including “Best SEO Software Suite” and “Best Search Software Tool” according to the European Search Awards, and our headcount grew to more than 900 employees globally; and
•2021: Completed our IPO and the Follow-On Offering.
We generate substantially all of our revenue from monthly and annual subscriptions to our online visibility management platform under a SaaS model. Subscription revenue is recognized ratably over the contract term beginning on the date the product is made available to customers.
We have one reportable segment. See Note 14 of the notes to our consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K for more information.
Our subscription model enables our paying customers to choose among tiered plans for a majority of our products to meet their specific needs. Our multi-price point pricing for our core product ranges between $100 and $400 per month or $1,000 to $4,000 per year for customers who purchased our core product prior to January 4, 2021 and do not let their subscriptions lapse, and between $119.95 and $449.95 per month or $1,199 to $4,499 per year for new customers as of January 4, 2021, with each price point providing an incremental level of access to our products and usage limits. Within our subscription tiers, customers have the ability to purchase increased usage limits by adding the ability to create additional projects, keywords to track, and seat licenses without moving to a higher price point plan. We have a demonstrated track record of customers consistently upgrading to higher price point plans to get access to incremental functionality and usage limits. Additionally, we offer add-ons that are not included in our subscription plans and are sold on a one-time or monthly basis depending on the add-on.
Since inception, we have managed our rapid growth with discipline and efficiency. We generated revenue of $188.0 million and $124.9 million for the years ended December 31, 2021 and 2020, respectively, representing growth of 51%. Our revenue grew at a compound annual growth rate of over 50% between the years ended December 31, 2016 and December 31, 2021. Our net loss for the years ended December 31, 2021 and 2020 was $3.3 million and $7.0 million, respectively.
We believe that the growth of our business and our operating results will be dependent upon many factors, including our ability to acquire new and retain existing paying customers, increase revenue from existing paying customers, and sustain and adapt to product and technology innovation. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.

While we have experienced rapid growth and increased demand for our products over the last few years, we expect to continue to incur losses in the short term and may not be able to achieve profitability. Our marketing is focused on building our brand reputation, increasing market awareness of our platform and products, and driving customer demand and a strong sales pipeline. We believe that these efforts will result in an increase in our paying customer base, revenues, and improved operating margins in the long term. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer products that are differentiated from point solutions that address aspects of online visibility management. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.
Key Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as the daily revenue of all paid subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365, except that we calculate the ARR from Prowly’s customers as the monthly recurring revenue as of the last month of the reporting period multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as the annual recurring paid subscriptions so long as we do not have any indication that a customer has cancelled or intends to cancel its subscription and we continue to generate revenue from them. As of December 31, 2021 and 2020, we had more than 82,000 paying customers and 67,000 paying customers, respectively, accounting for $213.1 million and $144.2 million in ARR, respectively.
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
Our sales team is largely focused on driving account expansion by encouraging our customers to fully recognize the potential benefit from our comprehensive platform. As a result, we have become increasingly efficient at acquiring customers who increase their spend with us over time. The chart below illustrates the subscription revenue from each customer cohort based on the year in which they became customers during the year presented. As indicated in the chart, our customer cohorts typically experience their lowest dollar-based net revenue retention rate during their second full year after becoming a customer, after which the dollar-based net revenue retention rate typically improves and we are able to drive increased spending across the remaining customers within the cohort.

Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of December 31, 2021 and 2020 was approximately 126% and 114%, respectively.
We calculate our dollar-based net revenue retention rate as of the end of a period by using (a) the revenue from our customers during the twelve month period ending one year prior to such period as the denominator and (b) the revenue from those same customers during the twelve months ending as of the end of such period as the numerator. This calculation excludes revenue from new customers and any non-recurring revenue.
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of December 31, 2021 and 2020 was $2,584 and $2,123, respectively. We define ARR per paying customer during a given period as ARR from our paying customers at the end of the period divided by the number of paying customers as of the end of the same period. We define the number of paying customers as the number of unique business and individual customers at the end of a particular period. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
Sustaining Product and Technology Innovation
We have a strong track record of developing new products that have high adoption rates among our paying customers. Our product development organization plays a critical role in continuing to enhance the effectiveness and differentiation of our technology in an evolving landscape and maximizing retention of our existing customers. We intend to continue investing in product development to improve our data assets, expand our products, and enhance our technological capabilities.

Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that free cash flow and free cash flow margin, each a non-GAAP financial measure, are useful in evaluating the performance of our business.
Free cash flow and free cash flow margin
We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by total revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allow us to better understand the cash needs of our business. While we believe that free cash flow and free cash flow margin are useful in evaluating our business, free cash flow and free cash flow margin are each a non-GAAP financial measure that have limitations as an analytical tool, and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash used in operating activities in accordance with GAAP. The utility of each of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as tool for comparison. A summary of our cash flows from operating, investing, and financing activities is provided below. We recommend that you review the reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash used in operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, provided below, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$23,761	$5,852
Net cash used in investing activities	(4,633)	(6,084)
Net cash provided by (used in) financing activities	215,324	(1,672)
Effect of exchange rate changes on cash and cash equivalents	(230)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	234,222	(1,904)

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$23,761	$5,852
Purchases of property and equipment	(2,380)	(2,367)
Capitalization of internal-use software costs	(1,403)	(1,032)
Free cash flow	$19,978	$2,453

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities (as a percentage of revenue)	12.6%	4.7%
Purchases of property and equipment (as a percentage of revenue)	(1.3)%	(1.9)%
Capitalization of internal-use software costs (as a percentage of revenue)	(0.7)%	(0.8)%
Free cash flow margin	10.6%	2.0%
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
As of December 31, 2021 and 2020, we served approximately 82,000 and 67,000 paying customers, respectively, in various industries. Our revenue is not concentrated with any single customer or industry. For the years ended December 31, 2021 and 2020, no single customer accounted for more than 1% of our revenue.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform, acquiring data, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team and our customer success team, and data acquisition costs. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization expense related to capitalized software development costs and other intangible assets. We allocate overhead costs, such as rent and facility costs, information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
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

Operating Expenses
Research and Development
Research and development expenses primarily consist of personnel and related costs, including salaries, benefits, incentive compensation, stock-based compensation, and allocated overhead costs. Research and development expenses also include depreciation expense and other expenses associated with product development. Other than internal-use software costs that qualify for capitalization, research and development costs are expensed as incurred. We plan to increase the dollar amount of our investment in research and development for the foreseeable future as we focus on developing new products, features, and enhancements to our platform. We believe that investing in the development of new products, features, and enhancements improves customer experience, makes our platform more attractive to new paying customers, and provides us with opportunities to expand sales to existing paying customers and convert free customers to paying customers. However, we expect our research and development expenses to decrease as a percentage of our revenue over time.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs directly associated with our sales and marketing department, including salaries, benefits, incentive compensation, and stock-based compensation, online advertising expenses, and marketing and promotional expenses, as well as allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized on a straight-line basis over the average period of benefit, which we estimate to be two years. We expect that our sales and marketing expenses will continue to increase in both absolute dollars and as a percentage of revenue in the year ending December 31, 2022 as compared to the year ended December 31, 2021. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.
General and Administrative
General and administrative expenses primarily consist of personnel and related expenses, including salaries, benefits, incentive compensation, and stock-based compensation, associated with our finance, legal, human resources, and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting, and other consulting services, insurance, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We expect to continue to incur expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, increases in insurance premiums, investor relations, and professional services. We expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of revenue over time.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of foreign currency transaction gains and losses and interest expense. With respect to foreign currency transaction gains and losses, the functional currency of our international operations is the U.S. dollar except for Prowly, which is Polish Zloty. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other (expense) income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change. Interest expense is related to our outstanding Credit Agreement as well as interest associated with outstanding capital leases.
Other (expense) income, net also includes amounts for other miscellaneous income and expense unrelated to our core operations.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the years ended December 31, 2021 and 2020 primarily relates to income earned in certain foreign jurisdictions.

Results of Operations for the Years Ended December 31, 2021 and 2020
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$188,001	$124,875
Cost of revenue (1)	41,934	29,930
Gross profit	146,067	94,945
Operating expenses
Sales and marketing (1)	81,122	54,518
Research and development (1)	24,322	17,528
General and administrative (1)	43,116	29,044
Total operating expenses	148,560	101,090
Loss from operations	(2,493)	(6,145)
Other expense, net	522	290
Loss before income taxes	(3,015)	(6,435)
Provision for income taxes	270	577
Net loss	$(3,285)	$(7,012)
__________________
(1)Includes stock-based compensation expense as follows:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Cost of revenue	$37	$18
Sales and marketing	405	166
Research and development	348	113
General and administrative	1,952	782
Total stock-based compensation	$2,742	$1,079

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	100%	100%
Cost of revenue	22%	24%
Gross profit	78%	76%
Operating expenses
Sales and marketing	43%	44%
Research and development	13%	14%
General and administrative	23%	23%
Total operating expenses	79%	81%
Loss from operations	(1)%	(5)%
Other expense, net	—%	—%
Loss before income taxes	(2)%	(5)%
Provision for income taxes	—%	1%
Net loss	(2)%	(6)%

Comparison of the Years Ended December 31, 2021 and 2020
Revenue
Our revenue during the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$188,001	124,875	$63,126	51%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers to 82,000 as of December 31, 2021 from 67,000 as of December 31, 2020. The increase in revenue for the year ended December 31, 2021 was also driven by an increase in the subscription price of our core product as well as growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Revenue:
United States	$85,642	$57,231
United Kingdom	19,625	13,158
Other	82,734	54,486
Total revenue	$188,001	$124,875

Cost of Revenue, Gross Profit and Gross Margin

	For the Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$41,934	$29,930	$12,004	40%
Gross profit	$146,067	$94,945	$51,122	54%
Gross margin	78%	76%

The increase in cost of revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following changes:

Change
2021-2020
(in thousands)
Hosting fees	$2,907
Integration and data costs	3,695
Merchant fees	2,202
Other	3,200
Cost of revenue	$12,004

For the year ended December 31, 2021, cost of revenue increased by $12.0 million. Hosting fees increased driven by the additional costs associated with our growth in subscription revenue and the additional costs associated with expanding our relationships with our current paying subscribers. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Merchant fees increased commensurate with revenue growth. Other costs increased primarily as a result of an 18% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth.

Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$81,122	$54,518	$26,604	49%
Percentage of total revenue	43%	44%

The increase in sales and marketing expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$8,539
Advertising expense	17,210
Other	855
Sales and marketing	$26,604
For the year ended December 31, 2021, personnel costs increased by $8.5 million, primarily as a result of a 24% increase in headcount as we continue to expand our sales teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs which increased year over year, partially due to the amortization of commissions paid in prior periods, as well as expense associated with the amortization of commissions paid and capitalized during 2021 which increased year over year due to the overall growth in sales.
Advertising expense increased as we accelerated our advertising spending in the second half of the year ended December 31, 2021 as we continue to focus on acquiring new paying customers.
Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$24,322	$17,528	$6,794	39%
Percentage of total revenue	13%	14%
For the year ended December 31, 2021, research and development costs increased by $6.8 million, primarily as a result of a 23% increase in headcount and higher personnel costs as compared to the year ended December 31, 2020 as we continue to expand our product development teams.

General and administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$43,116	$29,044	$14,072	48%
Percentage of total revenue	23%	23%
For the year ended December 31, 2021, general and administrative expense increased by $14.1 million, which was primarily driven by an increase in insurance costs as well as a 9% increase in headcount as compared to the year ended December 31, 2020 as we continue to expand our accounting and reporting, legal and compliance, and internal support teams. It was also driven by a 150% increase in stock-based compensation compared to the year ended December 31, 2020 applicable to these teams.
Other Expense, Net

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other expense, net	$522	$290	$232	80%
Percentage of total revenue	—%	—%
The increase in other expense, net for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in interest expense of $0.5 million related to our Credit Agreement as well as outstanding capital leases. This increase was partially offset by a decrease of $0.7 million in the foreign exchange losses from foreign currency remeasurement adjustments associated with our international activities as well as a decrease in other income of $0.4 million related to other miscellaneous activities.
Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$270	$577	$(307)	(53)%
Percentage of total revenue	0.1%	0.5%
The provision for income taxes is primarily attributable to earnings in our foreign jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity have been the net proceeds of our IPO and the Follow-On Offering, which totaled $213.8 million, after deducting underwriting discounts and offering expenses paid or payable by us, and the net proceeds we received through private sales of equity securities, as well as sales of premium subscriptions to our platform.
As of December 31, 2021, we had cash and cash equivalents of $269.7 million and accounts receivable of $2.2 million. We have generated annual losses from operations since inception. We expect to continue to incur operating losses and negative cash flows for the foreseeable future due to the investments in our business we intend to make as described above.

Our principal uses of cash in recent periods have been to fund operations and invest in capital expenditures, and are held in cash deposits and money market funds.

We believe our existing cash and cash equivalents, along with our available financial resources from our credit facility, will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors.
In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations, and financial condition could be adversely affected.
Our Credit Facility
Pursuant to the Credit Agreement among us and Semrush US Sub, each as a borrower, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as the administrative agent, as amended from time to time, we have a senior secured credit facility that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The availability of the credit facility is subject to the borrowing base based on an advance rate of 400% multiplied by annualized retention applied to monthly recurring revenue. The credit facility has a maturity of three years and will mature on January 12, 2024.
As of December 31, 2021, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility.
All of our obligations under our credit facility will be guaranteed by our future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
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
Net cash provided by operating activities during the year ended December 31, 2021 was $23.8 million, which resulted from a net loss of $3.3 million adjusted for non-cash charges of $13.0 million and a net cash inflow of $14.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.5 million for amortization of deferred contract acquisition costs related to capitalized commissions, $3.5 million of depreciation and amortization expense and $2.7 million of stock based compensation expense. The changes in operating assets and liabilities was primarily the result of a $13.8 million increase in deferred revenue due to the addition of new customers and expansion of the business, an $11.6 million increase in accrued expenses, and a $1.5 million increase in accounts payable. These inflows were partially offset by a $9.4 million increase in deferred contract costs, a $2.8 million increase in prepaid expenses and other current assets, and a $0.8 million increase in accounts receivable.
Net cash provided by operating activities during the year ended December 31, 2020 was $5.9 million, which resulted from a net loss of $7.0 million adjusted for non-cash charges of $7.6 million and net cash inflow of $5.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.6 million for amortization of deferred contract acquisition costs related to capitalized commissions, $1.1 million of stock-based compensation expense and $1.5 million of depreciation and amortization expense. The changes in operating assets and liabilities was primarily the result of a $6.9 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $2.5 million increase in accrued expenses, a $1.8 million increase in accounts payable, and a $0.7 million decrease in accounts receivable. These inflows were partially offset by a $6.6 million increase in deferred contract costs.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $4.6 million and $6.1 million, respectively. The decrease of $1.5 million was primarily due to a $2.3 million decrease in cash paid for acquisitions, partially offset by a $0.4 million increase in capitalized costs associated with internal use software and $0.5 million in purchases of convertible debt securities.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $215.3 million, which was primarily driven by $215.4 million in net proceeds from our public offerings and, to a lesser extent, from $1.3 million in proceeds from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2020 was $1.7 million, which was primarily driven by $1.9 million in payments for deferred offering and credit facility costs. The payment of deferred offering costs relates to the IPO and the payment of the credit facility costs relates to the opening of a line of credit, as discussed above. These cash outflows were partially offset by $0.3 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
As of December 31, 2021, our contractual obligations consisted of: (i) operating lease commitments of $11.5 million, of which $4.1 million is due in 2022 and $7.4 million is due thereafter, and (ii) other purchase obligations of $10.3 million, a majority of which are due in 2022.
We entered into leases for certain data center equipment under non-cancelable capital leases during the year ended December 31, 2021 and 2020. The lease arrangements have terms of 36 months beginning on the date we accept the installation of the equipment subject to the lease. As of December 31, 2020, no equipment had been installed and the Company had not accepted the equipment under these leases, and as such the lease commencement date had not begun. During the year ended December 31, 2021, a portion of the equipment was installed and their related leases commenced. We are required to make total payments of $7.0 million over the term of the leases, and have a remaining obligation of $5.4 million as of December 31, 2021, which is excluded from other purchase obligations above.
As of December 31, 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. As a result, we are not exposed to related financing, liquidity, market, or credit risks that could arise if we had engaged in those types of arrangements.
Recent Accounting Pronouncements
Refer to sections titled “Recent Accounting Pronouncements” in Note 2 of the notes to our audited consolidated financial statements and unaudited condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Critical Accounting Policies and Estimates
Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these audited consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.

We believe that of our significant accounting policies, which are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our audited consolidated financial condition and results of operations.
Revenue Recognition
Revenue Recognition Policy
We generate revenue primarily from subscriptions to our online visibility management platform, which is comprised of subscription fees from customers accessing our SaaS services and related customer support. We offer subscriptions to our platform primarily on a monthly or annual basis and we sell our products and services primarily through a self-service model and also directly through our sales force. Our subscription arrangements provide customers the right to access our hosted software applications and customers do not have the right to take possession of our software during the hosting arrangement.

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

We recognize subscription and support revenue ratably over the term of the contract, beginning on the date the customer is provided access to our service. These subscriptions are generally stand-ready obligations as the customer has access to the service throughout the term of the subscription, and our performance obligations are satisfied with the customer over time. We consider the SaaS subscription and related support services to have the same pattern of transfer to the customer. As such, they are accounted for as a single performance obligation.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We primarily invoice and collect payments from our customers for in advance on a monthly or annual basis.

Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current in the accompanying consolidated balance sheets.

Revenue is presented net of any taxes collected from customers.

Costs to Obtain a Contract
We capitalize incremental direct costs of obtaining revenue contracts, which primarily consist of sales commissions paid for new subscription contracts. We amortize these commissions over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of our technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Sales commissions for renewals and upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as current deferred contract costs, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying consolidated statement of operations and comprehensive loss.

Stock-Based Compensation
We measure stock options and other stock-based awards granted to employees and members of our board of directors for their services as directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options with service-based vesting conditions and record the expense for these awards using the straight-line method.
We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the estimated fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.
We determined the assumptions for the Black-Scholes option-pricing model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions and estimates are as follows:
Fair value—Prior to the IPO, we estimated the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock as awards were approved, including utilizing third‐party valuations to assist with the determination of the estimated fair‐market value and common stock price. Following the closing of the IPO, our Class A common stock is publicly traded, and therefore we currently base the value of our Class A common stock on its market price.
Expected dividend yield—The annual rate of dividends is expressed as a dividend yield which is a constant percentage of the stock price. As of the date of this Annual Report on Form 10-K, we have not paid dividends and do not anticipate paying a cash dividend on common stock in the foreseeable future and, accordingly, use an expected dividend yield of zero.
Expected term—The expected life of an option represents the period of time that an option is expected to be outstanding. The expected term of an award is determined using the simplified method for plain vanilla options, consistent with applicable accounting guidance.

Risk-free rate—The risk‐free interest rate is based on the rate of U.S. treasury securities with maturities consistent with the estimated expected term of the awards.
Expected volatility—As we do not have a trading history of our common stock, there is no historical basis of the stock volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards.
The weighted-average fair values of options granted during the years ended December 31, 2021 and 2020 were $8.45 and $2.01 per share, respectively. The weighted-average assumptions utilized to determine the fair value of options granted are presented in the following table:

	Year Ended December 31,
	2021	2020
Expected volatility	52.1%	51.0%
Weighted-average risk-free interest rate	1.07%	0.71%
Expected dividend yield	—	—
Expected life – in years	6	6
JOBS Act Accounting Election
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that have not made this election.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures of Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates, and inflation. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We had cash and cash equivalents of $269.7 million and $35.5 million as of December 31, 2021 and 2020, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of December 31, 2021, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears.
We did not have any current investments in marketable securities as of December 31, 2021 and 2020.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, rubles, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in these foreign currencies, primarily the ruble. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, during the year ended December 31, 2021, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the ruble would result in a $4.0 million loss or gain on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 8. Financial Statements and Supplementary Data
SEMRUSH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Semrush Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semrush Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Boston, Massachusetts
March 18, 2022

SEMRUSH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$269,665	$35,531
Accounts receivable	2,190	1,399
Deferred contract costs, current portion	6,338	4,049
Prepaid expenses and other current assets	5,345	2,649
Total current assets	283,538	43,628
Property and equipment, net	8,270	2,968
Intangible assets, net	2,925	2,231
Goodwill	1,991	1,991
Deferred contract costs, net of current portion	2,254	1,670
Other long-term assets	1,096	2,470
Total assets	$300,074	$54,958
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$9,942	$8,654
Accrued expenses	19,479	7,719
Deferred revenue	40,232	26,537
Other current liabilities	1,896	—
Total current liabilities	71,549	42,910
Long-term liabilities
Deferred revenue, net of current portion	237	123
Deferred tax liability	268	209
Other long-term liabilities	2,478	497
Total liabilities	74,532	43,739
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.00001 par value - no shares authorized, issued or outstanding as of December 31, 2021; 3,379,400 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $8,000 at December 31, 2020)	—	7,789
Series A-1 redeemable convertible preferred stock, $0.00001 par value - no shares authorized, issued, or outstanding as of December 31, 2021; 1,837,600 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $5,000 at December 31, 2020)	—	10,270
Stockholders’ equity (deficit)
Series B convertible preferred stock, $0.00001 par value - no shares authorized, issued, or outstanding as of December 31, 2021; 4,681,400 shares authorized, issued and outstanding as of December 31, 2020 (liquidation value of $24,000 at December 31, 2020)	—	24,000
Common stock, $0.00001 par value - no shares authorized, issued, or outstanding as of December 31, 2021; 300,000,000 shares authorized, 95,206,893 shares issued, and 95,050,041 shares outstanding at December 31, 2020	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized, and 31,841,861 shares issued and outstanding as of December 31, 2021; no shares authorized, issued or outstanding as of December 31, 2020	—	—
Class B common stock, $0.00001 par value; 160,000,000 shares authorized, and 108,975,216 shares issued and 108,870,126 outstanding as of December 31, 2021; no shares authorized, issued or outstanding as of December 31, 2020	1	—
Additional paid-in capital	264,871	4,975
Accumulated other comprehensive loss	(230)	—
Accumulated deficit	(39,100)	(35,815)
Total stockholders’ equity (deficit)	225,542	(6,840)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$300,074	$54,958
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2021	2020	2019
Revenue	$188,001	$124,875	$92,109
Cost of revenue	41,934	29,930	22,540
Gross profit	146,067	94,945	69,569
Operating expenses
Sales and marketing	81,122	54,518	41,719
Research and development	24,322	17,528	14,224
General and administrative	43,116	29,044	21,848
Total operating expenses	148,560	101,090	77,791
Loss from operations	(2,493)	(6,145)	(8,222)
Other expense, net	522	290	1,480
Loss before income taxes	(3,015)	(6,435)	(9,702)
Provision for income taxes	270	577	464
Net loss	$(3,285)	$(7,012)	$(10,166)

Net loss per share attributable to common stockholders—basic and diluted:	$(0.03)	$(0.07)	$(0.11)

Weighted-average number of shares of common stock used in computing net loss per share attributable to common stockholders—basic and diluted:	126,586	94,803	94,530

Net loss	$(3,285)	$(7,012)	$(10,166)
Other comprehensive loss
Foreign currency translation adjustments	(230)	—	—
Comprehensive loss	$(3,515)	$(7,012)	$(10,166)
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2018	3,379,400	$7,789	—	$—	4,681,400	$24,000	94,469,400	$—	—	$—	—	$—	$3,043	$—	$(18,637)	$8,406
Issuance of Series A-1 redeemable convertible preferred stock upon exercise of share purchase option	—	—	1,837,600	10,270	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—		—	—	—	—	123,300	—	—	—	—	—	97	—	—	97
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	504	—	—	504
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,166)	(10,166)
Balances at December 31, 2019	3,379,400	7,789	1,837,600	10,270	4,681,400	24,000	94,592,700	—	—	—	—	—	3,644	—	(28,803)	(1,159)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	457,341	—	—	—	—	—	252	—	—	252
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,079	—	—	1,079
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,012)	(7,012)
Balances at December 31, 2020	3,379,400	7,789	1,837,600	10,270	4,681,400	24,000	95,050,041	—	—	—	—	—	4,975	—	(35,815)	(6,840)
Conversion of Preferred Stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—	—
Issuance of Class A Common Stock in connection with the partial exercise of the overallotment option in connection with the initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	719,266	—	—	—	9,245	—	—	9,245
Issuance of Class A Common Stock in connection with follow-on public offering, net of issuance costs	—	—	—	—	—	—	—	—	4,000,000	—	—	—	77,903	—	—	77,903
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	17,121,795	—	(17,121,795)	—	—	—		—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,194,918	—	1,327	—	—	1,327
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,742	—	—	2,742
Vesting of Class B Common Stock in connection with Restricted Stock Awards	—	—	—	—	—	—	—	—	—	—	51,762	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(230)	—	(230)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,285)	(3,285)
Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	31,841,061	$—	108,870,126	$1	$264,871	$(230)	$(39,100)	$225,542

The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31,
	2021	2020	2019
Operating Activities
Net loss	$(3,285)	$(7,012)	$(10,166)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	3,535	1,484	1,050
Amortization of deferred contract costs	6,489	4,623	3,134
Stock-based compensation expense	2,742	1,079	504
Non-cash interest expense	211	—	—
Other long-term liabilities	—	497	—
Deferred taxes	59	(90)	83
Change in fair value of share purchase option	—	—	903
Changes in operating assets and liabilities
Accounts receivable	(791)	738	(744)
Deferred contract costs	(9,362)	(6,637)	(4,768)
Prepaid expenses and other current assets	(2,784)	(70)	(1,470)
Accounts payable	1,527	1,825	1,596
Accrued expenses	11,613	2,501	4,107
Deferred revenue	13,807	6,914	7,646
Net cash provided by operating activities	23,761	5,852	1,875
Investing Activities
Purchases of property and equipment	(2,380)	(2,367)	(1,001)
Purchases of convertible debt securities	(500)	—	—
Capitalization of internal-use software development costs	(1,403)	(1,032)	(162)
Cash paid for acquisition of business, net of cash acquired	(350)	(2,685)	—
Net cash used in investing activities	(4,633)	(6,084)	(1,163)
Financing Activities
Proceeds from exercise of stock options	1,327	252	97
Net proceeds from completing public offerings	215,370	—	—
Proceeds from issuance of Series A-1 Preferred Stock upon exercise of share purchase option	—	—	5,000
Payment of capital leases	(1,373)	—
Payment of deferred offering costs	—	(1,924)	—
Net cash provided by (used in) financing activities	215,324	(1,672)	5,097
Effect of exchange rate changes on cash and cash equivalents	(230)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	234,222	(1,904)	5,809
Cash, cash equivalents and restricted cash, beginning of year	35,619	37,523	31,714
Cash, cash equivalents and restricted cash, end of year	$269,841	$35,619	$37,523
Supplemental cash flow disclosures
Cash paid for interest	$321	$—	$—
Cash paid for income taxes	$248	$583	$323
Reclassification of share purchase option liability to stockholders’ deficit upon exercise	$—	$—	$5,270
Deferred offering costs incurred and not paid	$—	$243	$—
Credit facility costs incurred and not paid	$—	$303	$—
Accrued purchase consideration	$—	$497	$—
Acquisition of fixed assets under capital leases	$5,750	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020, and 2019
(in thousands, except share and per share data, unless otherwise noted)
1.Organization and Description of Business
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Group”, the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and has wholly owned subsidiaries in Cyprus, Russia, the Czech Republic, Poland, Spain, and the United States.
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
Public Offerings
On March 29, 2021, the Company closed its initial public offering (the “IPO”) in which it sold 10,000,000 shares of its Class A common stock at a price to the public of $14.00 per share. The Company received $126.6 million in net proceeds after deducting approximately $13.4 million for underwriting discounts, commissions and offering expenses. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of redeemable convertible preferred stock and convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis and then reclassified into Class B common stock.
On April 20, 2021, the underwriters of the Company’s IPO partially exercised their option to purchase additional shares of Class A common stock. In connection with the closing of the partial exercise on April 23, 2021, the underwriters purchased 719,266 shares of the Company’s Class A common stock for net proceeds to the Company of $9.2 million after deducting approximately $0.8 million for underwriting discounts, commissions and offering expenses.
On November 23, 2021, the Company closed a follow-on offering (the “Follow-On Offering”) in which it sold 4,000,000 shares of its Class A common stock at a price to the public of $20.50 per share. The Company received $77.9 million in net proceeds after deducting approximately $4.1 million for underwriting discounts, commissions and offering expenses. Selling stockholders sold an aggregate of 1,000,000 shares of Class A common stock in the Follow-On Offering.
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
As of December 31, 2021, the Company has experienced long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect its ability to fully furnish the infrastructure within its data centers. The Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks.
2.Summary of Significant Accounting Policies
The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements. The Company believes that a significant accounting policy is one that is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 15.
Revenue Recognition
The Company derives revenue from two sources: (1) subscription revenues via its online visibility management and public relations platforms, which are comprised of subscription fees from customers accessing the Company’s SaaS services and related customer support; and (2) the marketplace, which allows customers to pay a set fee for services or products offered through the marketplace.
For the years ended December 31, 2021, 2020 and 2019, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to the marketplace was not material for the years ended December 31, 2021, 2020 and 2019.
The Company offers subscriptions to its platform primarily on a monthly or annual basis. The Company sells its products and services primarily through a self-service model and also directly through its sales force. The Company’s subscription arrangements provide customers the right to access the Company’s hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Subscriptions are generally non-cancellable during the contractual subscription term; however, subscription contracts contain a right to a refund if requested within seven days of purchase.
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services. To achieve the core principle of ASC 606, the Company performs the following steps:
1)Identify the contract(s) with a customer;

2)Identify the performance obligations in the contract;
3)Determine the transaction price;
4)Allocate the transaction price to the performance obligations in the contract; and
5)Recognize revenue when (or as) the Company satisfies a performance obligation.
The Company recognizes subscription and support revenue ratably over the term of the contract, beginning on the date the customer is provided access to the Company’s service. These subscriptions are generally stand-ready obligations as the customer has access to the service throughout the term of the subscription, and the Company’s performance obligations are satisfied with the customer over time. The Company considers the Semrush Online Visibility Management Platform and related support services to have the same pattern of transfer to the customer. As such, they are accounted for as a single performance obligation.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $13,809 and $6,994 during the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, $26,537, $19,218 and $11,525 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2021 was $1,323, which the Company expects to recognize over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2021. For performance obligations not satisfied as of December 31, 2021, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2021. The remaining durations are less than one year.
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
Cost of Revenue
Cost of revenue primarily consists of expenses related to supporting and hosting the Company’s SaaS platform, acquiring data and providing support to the Company’s customers. These costs include salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of the Company’s data centers, the customer support team and the customer success team, and data acquisition costs. In addition to these expenses, the Company incurs third-party service provider costs, such as data center and networking expenses, allocated overhead costs, and depreciation and amortization expense associated with the Company’s property and equipment and capitalized internal-use software development costs.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such determination at each balance sheet date.
Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. At December 31, 2021 and 2020, restricted cash was $176 and $88, respectively, and related to cash held at a financial institution in an interest-bearing cash account as collateral for a letter of credit related to the contractual provisions for one of the Company’s building leases. Restricted cash is included in “other long-term assets” and in “prepaid expenses and other current assets” in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively, based on the maturity date of the letter of credit.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying consolidated statements of cash flows.

	As of December 31,
	2021	2020
Cash and cash equivalents	$269,665	$35,531
Restricted cash included in “other long-term assets”	176	—
Restricted cash included in “prepaid expenses and other current assets”	—	88
	$269,841	$35,619

Concentrations of Credit Risk and Significant Customers
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company maintains its cash and cash equivalents with multiple financial institutions that management believes to be of high-credit quality. At times, the deposits with these financial institutions may exceed federally insured limits.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers of the Company. The Company routinely assesses the creditworthiness of its customers and generally does not require its customers to provide collateral or other security to support accounts receivable. Credit losses historically have not been significant and the Company generally has not experienced any material losses related to receivables from individual customers, or groups of customers. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
As of December 31, 2021 and 2020, no individual customer represented more than 10% of the Company’s accounts receivable. During the years ended December 31, 2021, 2020 and 2019, no individual customer represented more than 10% of the Company’s revenue.
Allowance for doubtful accounts
The Company reduces gross trade accounts receivable by an allowance for doubtful accounts based upon the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. Provisions for the allowance for doubtful accounts are recorded in general and administrative expense. As of December 31, 2021 and 2020, the Company did not record an allowance for doubtful accounts.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life
(In Years)
Computer equipment	2 to 5
Furniture and office equipment	5 to 7
Leasehold improvements	2 to 4
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.
Capitalized Software Development Costs
Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative or overhead costs are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Qualified costs incurred during the operating stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred.
Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $1,403, $1,032 and $162, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets. The Company recorded amortization expense associated with its capitalized development costs of $482, $305 and $182 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the capitalized internal-use software asset balances totaled $1,959 and $1,038, respectively.
Business Combinations
In accordance with ASC 805, Business Combinations (ASC 805), the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates, or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair value are recorded as an adjustment to operating expenses within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period.

Goodwill and acquired intangible assets
Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment and the fair value of its reporting unit has been determined based on the Company’s enterprise value. As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more likely than not (i.e., greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The Company completed its qualitative assessment and concluded that as of October 1, 2021, it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at December 31, 2021 and noted no indicators of impairment.
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment, intangible assets, and capitalized internal-use software development costs. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.
For the years ended December 31, 2021 and 2019, the Company did not identify any indicators of impairment of its long-lived assets and for the year ended December 31, 2020, the Company recorded an immaterial amount of impairment expense relating to capitalized software.
Deferred Offering Costs
Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO and to a credit facility (Note 7), are deferred. The deferred issuance costs relating to the IPO were offset against IPO proceeds upon the consummation of the Company’s IPO. The deferred costs relating to the credit facility will be amortized to interest expense up through the maturity date of the facility. See Note 7 for further discussion on the terms of the credit facility.

As of December 31, 2021, the Company had deferred offering costs relating to the credit facility of $420, which is classified in other long-term assets in the accompanying consolidated balance sheet. As of December 31, 2020, the Company had deferred offering costs relating to the IPO and the credit facility of $1,716 and $754, respectively, which are classified in other long-term assets in the accompanying consolidated balance sheet.
Disclosure of Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at December 31, 2021 and 2020, due to the short-term nature of these instruments.
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
Level 3 inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market.
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
Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. As of December 31, 2021 and 2020, cash equivalents held in money market funds totaled $21,366 and $29,369, respectively.
As of December 31, 2021 and 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2).
As discussed further in Note 5, in conjunction with the acquisition of Prowly.com Sp.z o.o. (“Prowly”), the founders of Prowly are eligible to earn up to a maximum of $2,750 in aggregate additional consideration based on the satisfaction of certain earnings targets as defined in the purchase agreement. The additional consideration payable to the founders is contingent upon their continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is a three-year service period beginning on September 1, 2020. The fair value of the contingent consideration was measured on the date of acquisition and each subsequent reporting date using significant unobservable inputs (Level 3).
A Monte Carlo simulation model was used to estimate the fair value of the contingent consideration payable at the date of acquisition, December 31, 2020 and December 31, 2021 using the Company’s future forecasts related to Prowly to arrive at the total consideration payments by period. The total estimated fair value of the contingent consideration payable was $950, $950 and $1,244 as of the date of acquisition, December 31, 2020 and December 31, 2021, respectively. The following table represents the key inputs used in the fair value calculation:

	As of
	December 31, 2021	December 31, 2020	August 27, 2020
Risk free interest rate	0.45%	0.19%	0.19%
Projected year of payment	2022 – 2023	2021 – 2023	2021 – 2023
Revenue volatility	22.3%	10.0%	10.0%
Discount rate	5.87%	2.62%	2.62%
Changes in the estimated fair value of the contingent consideration payable are recognized over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the years end December 31, 2021 and 2020, is as follows:

Balance as of August 27, 2020	$—
Expense recognized related to service period rendered	328
Payments made	(250)
Balance as of December 31, 2020	78
Expense recognized related to service period rendered	516
Payments made	(170)
Balance as of December 31, 2021	$424
See Note 5 for further discussion on the accounting for the contingent consideration liability.
As discussed further in Note 9, in connection with the Series A Preferred Stock financing, the Company issued a call option to the Series A Preferred Stock investor, that allowed the investor to purchase additional shares of Preferred Stock (the “Share Purchase Option”). The Share Purchase Option was measured using significant unobservable inputs (Level 3). The call option expired two years from the date of issuance. The Company recorded the fair value of the Share Purchase Option at fair value on the date of issuance. Fair value of the Share Purchase Option was evaluated each reporting period and changes in fair value were recorded in the accompanying consolidated statement of operations and comprehensive loss up through the date of exercise in February 2019. See Note 9 for further discussion on the accounting for the Share Purchase Option.
The Company determined the fair value of the Share Purchase Options using Level 3 inputs during the year ended December 31, 2019.
A rollforward of the fair value measurements of the Share Purchase Option for the year end December 31, 2019, is as follows:

Balance as of January 1, 2019	$4,367
Change in fair value included in other expense	903
Reclassification to stockholders’ deficit upon exercise	(5,270)
Balance as of December 31, 2019	$—
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense, which is included within sales and marketing expense in the consolidated statements of operations and comprehensive loss, was $42,677, $25,467 and $17,997 for the years ended December 31, 2021, 2020 and 2019, respectively.
Leases
The Company categorizes leases at their inception as either operating or capital leases. On certain lease arrangements, the Company may receive rent holidays or other incentives. The Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments or escalating payment amounts. The difference between required lease payments and rent expense has been recorded as deferred rent. Additionally, incentives received are treated as a reduction of costs over the term of the agreement, as they are considered an inseparable part of the lease agreement.
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
Assets and liabilities of Prowly are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The Company includes the effects of these foreign currency translation adjustments in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.
For all other entities, foreign currency transactions are measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each subsequent balance sheet date, foreign currency denominated assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Any differences resulting from the remeasurement of foreign denominated assets and liabilities of the international subsidiaries to the U.S. dollar functional currency are recorded within other income (expense) in the consolidated statement of operations and comprehensive loss. The foreign currency exchange loss included in other expense, net for the years ended December 31, 2021, 2020 and 2019 was $4, $672 and $733, respectively.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized.
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company is more likely than not to be sustained upon audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2021 and 2020, the Company has not identified any uncertain tax positions.
Net Loss Per Share
Net loss per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). The Company considers the shares of Preferred Stock to be participating securities because they include rights to participate in dividends with the common stock.
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method. The Company allocates net income first to the holders of the Preferred Stock based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses.
Diluted net loss per share gives effect to all potentially dilutive securities. Potential dilutive securities consist of shares of common stock issuable upon the exercise of stock options, shares of common stock issuable upon the conversion of the outstanding shares of Preferred Stock, and shares of common stock issuable upon the vesting of restricted stock awards.
For the years ended December 31, 2021, 2020 and 2019, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation as their effect would have been anti-dilutive due to the net losses incurred for these periods.

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the period presented:

	Year ended December 31,
	2021	2020	2019
Stock options outstanding	6,329,822	7,611,258	5,693,100
Shares of Preferred Stock	—	29,695,200	29,695,200
Unvested Restricted Stock	105,090	156,852	—
Unvested Restricted Stock Units	239,936	—	—
Stock-Based Compensation
The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations. For service-based awards, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
See Note 10 for further description of the Company’s stock-based compensation plans and a summary of the stock-based award activity for the years ended December 31, 2021, 2020 and 2019.
Comprehensive loss
Comprehensive loss is comprised of two components: net loss and other comprehensive loss, which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2021, comprehensive loss consists of net loss and the change in the cumulative foreign currency translation adjustment. The tax effect of the cumulative foreign currency translation adjustment is not significant for the year ended December 31, 2021. Comprehensive loss equaled total net loss for the years ended December 31, 2020 and 2019.
Contingent Liabilities
The Company has certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of such reasonably possible losses.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer (“CEO”). The Company and the CEO view the Company’s operations and manage its business as one operating segment.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. ASU 2016-13 affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. For non-public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company plans to adopt this guidance in the year ended December 31, 2023. The Company is currently evaluating ASU 2016-13 and the potential impact on its consolidated financial statements and financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for public entities for years beginning after December 15, 2019, and interim periods within those years. For non-public companies, ASU 2081-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance in the year ended December 31, 2021.

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

3.Property and Equipment, Net
Property and equipment consists of the following:

	As of December 31,
	2021	2020
Computer equipment	$10,045	$3,513
Furniture and office equipment	948	1,041
Leasehold improvements	1,737	667
Total property and equipment	12,730	5,221
Less: accumulated depreciation and amortization	(4,460)	(2,253)
Property and equipment, net	$8,270	$2,968
Depreciation and amortization expense related to property and equipment was $2,826, $1,013 and $868 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recorded $5,748 to computer equipment for capital lease assets as of December 31, 2021. The Company did not record any amount for capital lease assets as of December 31, 2020. Amortization expense of data center equipment recorded under capital leases was $1,465 and $0 for the years ended December 31, 2021 and 2020, respectively.
4.    Investments
Convertible Debt Investments
In January 2021, the Company purchased two convertible debt securities for a total aggregate investment of $500. Both investments mature on January 1, 2023 and receive interest at an annual rate of 6%. Interest accrues and becomes payable upon conversion of the convertible notes, or will be paid in connection with the repayment in full of the principal amount of such convertible notes.
These convertible note investments are classified as available-for-sale securities and are classified in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2021 based on the maturity date. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC Topic 825, Financial Instruments, and accounting for the entire hybrid instrument at fair value through earnings. Changes in fair value of the convertible notes were not material for the year ended December 31, 2021.

5.    Acquisitions, Acquired Intangible Assets, and Goodwill
Acquisitions
On August 27, 2020, the Company acquired 100% of the outstanding capital of Prowly for cash consideration of $3,317. Of the total purchase consideration, $497 was temporarily held by the Company to secure post-closing claims and such withholding has begun to be paid in installments since the closing date of the acquisition. The remaining obligation relating to the post-closing claims was classified as a short-term liability in the accompanying consolidated balance sheet as of December 31, 2021. Aggregate acquisition-related costs associated with this business combination were $420 for the fiscal year ended December 31, 2020, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
In addition to the purchase consideration, the founders of Prowly are eligible to earn up to a maximum of $2,750 in aggregate additional consideration based on the satisfaction of certain earnings targets as defined in the purchase agreement. The additional consideration payable to the founders is contingent upon their continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is a three-year service period beginning on September 1, 2020. For the years ended December 31, 2021 and 2020, the Company recognized compensation expense of $516 and $328 related to the contingent consideration.
The Company also issued $291 of restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly. These awards will vest over time based on continued employment, and accordingly will be accounted for as stock-based compensation expense.
Upon the completion of the acquisition, Prowly became a wholly owned subsidiary of the Company. The results of operations of Prowly have been included in the Company’s consolidated financial statements from the date of acquisition.
The Company has accounted for this transaction as a business combination under the acquisition method. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The Company recorded the excess of the purchase price over those fair values as goodwill. The following table presents the purchase price allocation recorded in the Company’s consolidated balance sheet as of the acquisition date, which was final as of December 31, 2021:

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Cash	$135
Accounts receivable	193
Other assets	8
Goodwill	1,991
Identifiable intangible assets	1,262
Total assets acquired	$3,589
Liabilities assumed
Accounts payable	$11
Accrued expenses	60
Deferred revenue	80
Deferred tax liability	121
Total liabilities assumed	$272
Net assets acquired	$3,317
The Company believes the goodwill balance associated with this acquisition represents the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings. The goodwill acquired in the acquisition is not deductible for tax purposes.
The Company allocated $1,262 of the purchase price to identifiable intangible assets consisting of developed technology, to be amortized over six years using a straight-line amortization method and trade names, to be amortized over three years using a straight-line amortization method. The intangible assets acquired in the acquisition are not deductible for tax purposes.
This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Intangible Assets
Intangible assets consist of intangible assets resulting from the acquisition of Prowly, capitalized internal-use software development costs, and capitalized costs associated with the implementation of cloud computing arrangements pursuant to ASU 2018-15, which the Company adopted prospectively in the year ended December 31, 2021. Implementation costs associated with cloud computing arrangements of $542 were capitalized during the year ended December 31, 2021 and are being amortized on a straight-line basis over the estimated useful life of the asset.
Intangible assets consists of the following:

	As of December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$1,194	$(266)	$928
Trade name	68	(30)	38
Capitalized internal-use software	2,964	(1,005)	1,959
Total as of December 31, 2021	$4,226	$(1,301)	$2,925

	As of December 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$1,194	$(66)	$1,128
Trade name	68	(3)	65
Capitalized internal-use software	1,561	(523)	1,038
Total as of December 31, 2020	$2,823	$(592)	$2,231
Amortization expense for acquired intangible assets was $227 and $69 for the years ended December 31, 2021 and 2020, respectively. There was no amortization expense for acquired intangible assets during the year ended December 31, 2019. Amortization expense for capitalized internal-use software was $482, $305 and $182 for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, future amortization expense is expected to be as follows:

Fiscal Year Ended December 31,	Amount
2021	$783
2022	655
2023	292
2024	199
2025 and thereafter	996
Total	$2,925
Goodwill
The changes in the carrying value of goodwill during the year ended December 31, 2020 were as follows:

Amount
Balance as of January 1, 2020	$—
Prowly acquisition	1,991
Balance as of December 31, 2020	$1,991

There were no changes to the carrying value of goodwill during the year ended December 31, 2021.

6.    Accrued expenses
Accrued expenses consists of the following:

	As of December 31,
	2021	2020
Employee compensation	$10,580	$4,478
Income taxes payable	2,375	353
Other taxes payable	3,264	1,946
Vacation reserves	1,988	465
Other	1,272	477
Total accrued expenses	$19,479	$7,719
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
All of the Company’s obligations under the credit facility will be guaranteed by the Company’s current and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of the Company’s tangible and intangible assets. Borrowings under the credit facility bear interest at the Company’s option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). The Company is also required to pay a 0.25% per annum fee on undrawn amounts under the Company’s revolving credit facility, payable quarterly in arrears.
As of December 31, 2021, the Company has not drawn on this revolving credit facility. See Note 12 for further detail.
In connection with entering into the credit facility, the Company incurred issuance costs totaling $630, which are being amortized on a straight-line basis to interest expense up through the maturity date of the facility. During the year ended December 31, 2021, the Company recorded interest expense of $324 related to the amortization of the deferred issuance costs.

8.    Income Taxes
Loss before income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
United States	$(6,021)	$(8,772)	$(11,527)
Foreign	3,006	2,337	1,825
Loss before income taxes	$(3,015)	$(6,435)	$(9,702)

The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Current taxes:
Federal	$—	$—	$—
Foreign	123	640	356
State	88	27	25
Total current taxes	211	667	381
Deferred taxes:
Federal	—	—	—
Foreign	59	(90)	83
State	—	—	—
Total deferred taxes	59	(90)	83
Provision for income taxes	$270	$577	$464
The reconciliation of the United States statutory tax rate to the Company’s effective tax rate included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Expected benefit from income taxes	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.2	3.7	3.4
Foreign income tax rate differential	16.0	2.5	(6.5)
Non-deductible expenses	(12.7)	(10.7)	(2.8)
Net impact of GILTI	(38.9)	(3.1)	(4.0)
Deferred statutory rate changes	(1.7)	(1.1)	—
Stock compensation benefits	93.8	—	—
Foreign research and development incentive	24.1	—	—
Change in valuation allowance	(110.1)	(21.3)	(38.7)
Non-taxable income	—	—	19.3
Intercompany restructuring	—	—	3.5
Other, net	(6.6)	—	—
Effective tax rate	(8.9)%	(9.0)%	(4.8)%

The Company’s effective tax rate differs from the statutory rate each year primarily due to the valuation allowance maintained against the Company’s net deferred tax assets, the jurisdictional earnings mix, stock-based compensation, GILTI and other permanent differences.

Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has made the accounting policy election to recognize GILTI as a period expense.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$12,847	$10,685	$9,638
Accruals and reserves	2,419	1,102	412
Stock based compensation	262	17	13
Intangibles	298	345	387
Depreciation	—	—	—
Capital lease	1,045	—	—
Other deferred tax asset carryforward	252	—	—
Gross deferred tax assets	17,123	12,149	10,450
Valuation allowance	(14,623)	(11,278)	(9,735)
Total deferred tax assets	2,500	871	715
Deferred tax liabilities:
Depreciation	(1,285)	(165)	(134)
Intangibles	(262)	(226)	—
Deferred commissions	(1,196)	(689)	(761)
Other	(25)	—	—
Total deferred tax liabilities	(2,768)	(1,080)	(895)
Net deferred tax assets (liabilities)	$(268)	$(209)	$(180)
The Company’s valuation allowance increased by $3,345 primarily as a result of the operating loss incurred during the year ended December 31, 2021. In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, including the worldwide cumulative losses that the Company has incurred, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets.
As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $37.7 million. U.S. federal net operating loss carryforwards generated through December 31, 2017 of approximately $7.4 million expire at various dates through 2037, and U.S. federal net operating loss carryforwards generated in the tax years beginning after December 31, 2017 of approximately $30.3 million do not expire. As of December 31, 2021, the Company had U.S. state net operating loss carryforwards of approximately $16.7 million, substantially all of which expire at various dates through 2041. As of December 31, 2021, the Company had Cyprus net operating loss carryforwards of approximately $28.8 million that expire at various dates through 2025. As of December 31, 2021, the Company had net operating loss carryforwards of $0.7 million from other foreign locations that expire at various dates through 2026.
Under Section 382 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the Company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company has not conducted an assessment to determine whether there may have been a Section 382 ownership change from inception through December 31, 2021, however it does not believe it has experienced a restrictive ownership change. If a change in ownership were to have occurred during that period and resulted in the restriction of net operating loss carryforwards, the reduction in the related deferred tax asset would be offset with a corresponding reduction in the valuation allowance.
At December 31, 2021 and 2020, the Company had no recorded liabilities for uncertain tax positions. In addition, at December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state, and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and material state jurisdictions for the tax years ended 2018 through 2021. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2016.
The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $7.8 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The amount of any unrecognized deferred tax liability related to undistributed foreign earnings is not expected to be material.
9.    Redeemable Convertible Preferred Stock and Stockholders’ Equity
Prior to the IPO, the authorized capital stock of the Company included 9,898,400 shares of preferred stock, of which 3,379,400 shares were designated as Series A Redeemable Convertible Preferred Stock, 1,837,600 shares were designated as Series A-1 Redeemable Convertible Preferred Stock and 4,681,400 shares were designated as Series B Convertible Preferred Stock (collectively the “Preferred Stock”).
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
As of December 31, 2021, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of preferred stock, par value $0.00001 per share.
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
Share Purchase Option
In connection with the closing of the Series A Preferred Stock financing, the Company issued a Share Purchase Option to the Series A Preferred Stock investor that allowed the investor to purchase up to 1,837,600 additional shares of Preferred Stock with an exercise price of $2.72 per share. The Share Purchase Option had a term of two years from the issuance date of the Series A Preferred Stock. In February 2019, the investor exercised the Share Purchase Option in full for a total purchase price of $5,000.
The Company recorded the fair value of the Share Purchase Option on its consolidated balance sheet as the Share Purchase Option was a free-standing financial instrument that would require the Company to transfer it to equity upon exercise. The Share Purchase Option was recorded at fair value on the date of issuance (February 2017). Changes in fair value of the Share Purchase Option were recognized as a component of other income, net in the consolidated statements of operations and comprehensive loss. The Company continued to adjust the fair value of the Share Purchase Option until the exercise of such option in February 2019.

The estimated fair value of the Share Purchase Option as of December 31, 2018 was $4,367. Upon exercise in February 2019, the estimated fair value of the Share Purchase Option was $5,270. For the year ended December 31, 2019, the Company recorded other expense of $903 related to the change in fair value of the Share Purchase Option. Upon exercise of the Share Purchase Option, the carrying value of the liability was reclassified to Series A-1 Preferred Stock.
The market approach was used to estimate the fair value of the Share Purchase Option at December 31, 2018 and at the exercise date in February 2019. This approach considers multiples of financial metrics based on guideline public companies with similar operating characteristics of the Company. These multiples are then applied to the Company’s financial metrics to derive a range of indicated fair values. The Company utilized the Option Pricing Method, or OPM, to allocate the indicated total equity value of the Company fair value among the various holders of the Company’s capital stock (preferred stock, common stock, and options) to derive the values of the Share Purchase Option. The following table represents the key inputs used in the fair value calculation as of the date of exercise (February 20, 2019):

Risk free interest rate	2.50%
Time to exit (in years)	3
Expected volatility	40.9%
Expected dividend yield	0.00%
Fair value of Share Purchase Option (per share)	$ 2.87

Common Stock Reserved for Future Issuance
As of December 31, 2021, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	6,329,822
Options reserved for future issuance	13,383,226
Restricted stock outstanding	105,090
Restricted stock units outstanding	239,769
Total authorized shares of common stock reserved for future issuance	20,057,907
n
10.    Stock-Based Compensation
In 2019, the Board of Directors adopted the SEMrush Holdings, Inc. 2019 Stock Option and Grant Plan (the “2019 Plan”), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 8,682,600 shares of the Company’s common stock. In July 2020, the Plan was amended to provide for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 10,163,772 shares of the Company’s common stock. Stock options generally vest over a 4‑year period and expire 10 years from the date of grant. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).
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
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations. For stock option awards issued under the Company’s stock-based compensation plans to employees and members of the Board for their services on the Board, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as discussed further below. For awards of restricted stock units (“RSUs”) granted, the fair value of each grant was calculated based on the fair value of the Company’s Class A common stock on the date of grant. RSUs granted subject to service-based vesting conditions generally vest over a four-year requisite service period. For all service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
Given the absence of an active market for the Company’s common stock prior to the completion of the IPO, the Board, the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s common stock at the time of each grant of a stock-based award. The Company and the Board utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, in determining the value of the Company’s common stock at each grant date, including the following factors: (1) prices paid for the Company’s Preferred Stock, which the Company had sold to outside investors in arm’s-length transactions, and the rights, preferences, and privileges of the Company’s Preferred Stock and common stock; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development and revenue growth; (4) the fact that the grants of stock-based awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an IPO or sale of the Company, given prevailing market conditions.
The Company believes this methodology to be reasonable based upon the Company’s internal peer company analyses, and further supported by several arm’s-length transactions involving the Company’s Preferred Stock. Prior to the Company’s common stock being actively traded, the determination of fair value involved assumptions, judgments, and estimates. If different assumptions were made, stock-based compensation expense, consolidated net income (loss) and consolidated net income (loss) per share could have been significantly different. Following the closing of the Company’s IPO, fair value is determined based on the closing price of the Company’s Class A common stock, as reported on the New York Stock Exchange on the date of grant.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. As there was no public market for its common stock prior to March 25, 2021, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2021, the Company determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. The Company has not paid, nor anticipates paying, cash dividends on its ordinary shares; therefore, the expected dividend yield is assumed to be zero.
The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	52.1%	51.0%	45.7%
Weighted-average risk-free interest rate	1.07%	0.71%	1.92%
Expected dividend yield	—	—	—
Expected life – in years	6	6	6
A summary of option activity under the 2021 Plan and the 2019 Plan as of December 31, 2021, and changes during the year then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	7,611,258	$1.37	8.40
Granted	388,497	17.01
Exercised	(1,195,942)	1.12
Forfeited	(473,991)	2.16
Outstanding at December 31, 2021	6,329,822	2.32	8.14
Options exercisable at December 31, 2021	3,482,453	1.14	7.00
The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $8.45, $2.01 and $0.57 per share, respectively. No tax benefits were realized from options during the year ended December 31, 2021.
The aggregate intrinsic value of options outstanding as of December 31, 2021 and 2020 was $117,734 and $36,816, respectively.
The aggregate intrinsic value for options exercised during the years ended December 31, 2021, 2020 and 2019 was $26,151, $566, and $55, respectively.
The aggregate intrinsic value for options exercisable as of December 31, 2021 was $68,646.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on December 31, 2021 and 2020, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.

On July 28, 2020, the Company issued 156,852 shares of restricted common stock to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of December 31, 2021, 51,762 shares have vested in connection with this Restricted Stock Issuance.
During the year ended December 31, 2021, the Company granted to employees RSU awards for 239,936 shares of Class A common stock under the 2021 Plan. The Company recorded stock-based compensation expense related to the RSU grants of $440. The Company did not grant RSU awards during the years ended December 31, 2020 or 2019.
A summary of RSU activity under the Company’s 2021 Plan for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2021	—	—
Granted	239,936	$17.21	$4,129
Vested	—	—
Forfeited	—	—
Unvested balance as of December 31, 2021	239,936	$17.21
The Company has recorded stock-based compensation expense of $2,742, $1,079 and $504 during the years ended December 31, 2021, 2020 and 2019, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s consolidated statement of operations:

	For the Year Ended December 31,
	2021	2020	2019
Cost of revenue	$37	$18	$9
Sales and marketing	405	166	53
Research and development	348	113	58
General and administrative	1,952	782	384
Total stock-based compensation	$2,742	$1,079	$504
As of December 31, 2021, there was $3,127 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of 2.37 years and $2,814 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan, which is expected to be recognized over 3.43 years. As of December 31, 2021, there was $3,383 of unrecognized compensation cost related to unvested RSU awards granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.45 years.
2021 Employee Stock Purchase Plan
The Semrush Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 3,000,667 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each

January 1 thereafter through January 1, 2031, by the least of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31; (ii) 3,000,667 shares or (iii) such lesser number of shares of Class A common stock as determined by the ESPP administrator. For January 1, 2022, the ESPP administrator elected not to increase the number of shares reserved and available for issuance. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The Company expects to offer, sell and issue shares of common stock under the ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the ESPP. The Company has not issued any shares of Class A common stock under the ESPP.
The first service period of the ESPP began on September 1, 2021 and the Company recognized $133 in expense related to it for the year ended December 31, 2021.

11.    Commitments and Contingencies
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire at various dates through 2024. In addition, the Company has multi-year commitments with data centers. Some of these lease agreements contain escalating rent payments. Rent expense is recorded on a straight-line basis. Rent expense was $3,817, $4,334 and $3,718 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also has non-cancelable commitments related to its data centers.
Future minimum amounts payable as of December 31, 2021, under the office facilities operating leases and data center agreements are as follows:

Year Ending December 31,	Operating Leases
2022	$4,051
2023	2,734
2024	1,738
2025	1,341
2026 and thereafter	1,597
Total minimum lease payments	$11,461
Capital Leases
During the years ended December 31, 2021 and 2020, the Company entered into leases for certain data center equipment under non-cancelable capital leases. The lease arrangements have terms of 36 months beginning on the date the Company accepts the installation of the equipment subject to the lease. As of December 31, 2020, no equipment had been installed and the Company had not accepted the equipment under these leases, and as such the lease commencement date had not begun. During the year ended December 31, 2021, a portion of the equipment was installed and their related leases commenced. The Company is required to make total payments of $7,038 over the term of the leases, and has a remaining obligation of $5,371 as of December 31, 2021, which is excluded from the table above.

Future minimum amounts payable as of December 31, 2021, under non-cancelable capital leases related to the data center equipment are as follows:

Year Ending December 31,	Capital Leases
2022	$2,195
2023	2,346
2024	679
2025	151
2026 and thereafter	—
Total future lease payments	5,371
Less: imputed interest	(416)
Total	$4,955
Other
In addition to the lease commitments above, the Company also has multi-year commitments with certain data providers through December 31, 2023. The Company is committed to spend approximately $7,906 and $2,415 for the years ending December 31, 2022 and 2023, respectively, for data services.
Litigation
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the year ended December 31, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of December 31, 2021, the Company has not incurred any costs for the above guarantees and indemnities.
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

12.    Components of Other Expense (Income), Net
The components of other expense (income), net, are as follows:

	For the Year Ended
	December 31,
	2021	2020	2019
Foreign currency exchange loss	4	672	733
Interest expense	532	—	—
Revaluation of Share Purchase Option	—	—	903
Other, net	(14)	(382)	(156)
Other expense, net	$522	$290	$1,480
13.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board of Directors, make contributions in the form of matching contributions or profit-sharing contributions. For the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions of $547, $177 and 113, respectively, to the plan.
14.    Segment and Geographic Information
Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer, Oleg Shchegolev. The Company and the chief executive officer view the Company’s operations and manage its business as one operating segment.
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	For the Year Ended
	December 31,
	2021	2020	2019
Revenue:
United States	$85,642	$57,231	$42,159
United Kingdom	19,625	13,158	10,187
Other	82,734	54,486	39,763
Total revenue	$188,001	$124,875	$92,109

Property and equipment, net by geographic location consists of the following:

	As of December 31,
	2021	2020
Property and equipment, net:
United States	$6,409	$1,023
Russia	1,406	1,450
Czech Republic	408	439
Other	47	56
Total assets	$8,270	$2,968

15.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2021 through March 18, 2022, the date this Annual Report on Form 10-K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements and except as disclosed below.

Effects of the Russian Military Action in Ukraine
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where the Company operates and derives its revenue. Several countries in which the Company operates are experiencing and may continue to experience military action and civil and political unrest as a result of such action. The Company has significant development operations in the emerging market economies of Eastern Europe and more than half of the Company’s full-time employees are located in Russia.

In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. The impact to Ukraine and Russia, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the Company’s operations. For example, Russia’s exclusion from the SWIFT system could require the Company to find alternative methods of funding their Russian operations, and such alternatives may not be sufficient or available at all. Furthermore, Russian authorities have threatened to sue, seize assets, or arrest corporate leaders of any western company operating in Russia if it withdraws from the country or criticizes the government. If the Company refuse to pay a sanctioned bank or otherwise comply with sanctions imposed by the U.S. and other countries, the Company may be subject to additional judicial action by the Russian government. Any such material adverse effect from the conflict, enhanced sanctions activity, and subsequent responses may disrupt the Company’s relationships with its vendors, disrupt its delivery of services, cause the Company to shift all or portions of its work occurring in the region to other countries, and may restrict the Company’s ability to engage in certain projects in the region.

The extent of the impact of this matter on the Company’s business and financial results will depend largely on future developments, including the duration of military action, the impact on capital, foreign currencies exchange and financial markets, and governmental or regulatory orders that impact the Company’s business, all of which are highly uncertain and cannot be predicted. The Company will continue to actively monitor the current international and domestic impacts of this matter and its related risks.

Acquisition of Backlinko, LLC
On January 13, 2022, the Company completed a purchase agreement with Backlinko, LLC (“Backlinko”) to acquire 100% of Backlinko’s assets for cash consideration of $4,000. The purpose of the acquisition of Backlinko was to acquire valuable content and to access an existing revenue stream in Backlinko’s SEO courses. In addition to the purchase consideration, the founder of Backlinko is eligible to earn up to a maximum of $1,000 in aggregate additional consideration related to a consulting arrangement as defined in the purchase agreement. The additional consideration payable to the founder is contingent upon his continued employment with the Company. Accordingly, this amount will be recognized as compensation expense over the service period contractually required to earn such amounts, which is a one-year service period beginning on January 13, 2022. Aggregate acquisition-related costs associated with this business combination were insignificant for the fiscal year ended December 31, 2021, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
Acquisition of Intellikom, Inc.
On March 14, 2022, the Company completed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte, (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were approximately $229 for the fiscal year ended December 31, 2021, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
80

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.
As described below and in Part II, Item 1A. of this Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there were deficiencies in the design and operation of internal controls over the identification and review of complex accounting issues involving significant judgment or estimates with respect to certain prior period transactions.
Notwithstanding the identified material weakness, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Plan for Material Weakness
Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weakness, we implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance personnel, and engaging financial consultants to enable the implementation of internal control over financial reporting. Additionally, we are implementing certain accounting systems to upgrade our existing systems and to automate certain manual processes. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist.
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements of Semrush Holdings, Inc. are included in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or is presented within the consolidated financial statements included in the Annual Report on Form 10-K or the notes thereto.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-253730	3.2	3/16/2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-253730	3.4	3/16/2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-253730	4.1	3/16/2021

4.2	Investors’ Rights Agreement, dated December 19, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-253730	4.2	3/1/2021

4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors.	S-1/A	333-253730	10.1	3/16/2021

10.2#	Amended and Restated 2019 Stock Option and Grant Plan, and forms of agreements thereunder.	S-1	333-253730	10.2	3/1/2021

10.3#	2021 Equity Incentive Plan, and forms of agreements thereunder.	S-1	333-253730	10.3	3/1/2021

10.4#	2021 Employee Stock Purchase Plan.	S-1	333-253730	10.4	3/1/2021

10.5	Agreement of Lease between the Registrant and BP Prucenter Acquisition LLC, dated November 19, 2018.	S-1	333-253730	10.5	3/1/2021

10.6	First Amendment of Lease between the Registrant and BP Prucenter Acquisition LLC, dated June 23, 2021.	8-K	333-254724	10.1	6/23/2021

10.7	Lease Agreement between Semrush CZ s.r.o and 4P - Immo. Praha s.r.o., dated December 14, 2016, as amended by Amendment No. 1 to the Lease Agreement, dated May 12, 2017, as further amended by Amendment No. 2 to the Lease Agreement, as further amended by Amendment No. 3 to the Lease Agreement, dated May 25, 2018, as further amended by Amendment No. 4 to the Lease Agreement, dated September 13, 2019, as further amended by Amendment No. 5 to the Lease Agreement, dated May 28, 2020.	S-1	333-253730	10.6	3/1/2021

10.8	Lease Agreement between Krupyshev Mikhail Anatolievich and Semrush RU, LLC, dated May 1, 2020 (Floors Four and Five).	S-1	333-253730	10.7	3/1/2021

10.9	Lease Agreement between Volkov-Kitain Grigory Valentinovich and Semrush RU, LLC, dated May 1, 2020 (Floor Three).	S-1	333-253730	10.8	3/1/2021

10.10	Lease Agreement between Volkov-Kitain Grigory Valentinovich and Semrush RU, LLC, dated May 1, 2020 (Floors Two and Six).	S-1	333-253730	10.9	3/1/2021

10.11	Lease Agreement between Neshaminy Interplex, LLC and Semrush Inc., dated March 31, 2016, as amended by Amendment No. 1 to the Lease Agreement, dated March 29, 2017, as further amended by Amendment No. 2 to the Lease Agreement, dated September 1, 2020.	S-1	333-253730	10.10	3/1/2021

10.12	Lease Agreement between Zbigniew Franciszek Oginski and Prowly.com Spokla z .o. o., dated March 29 2017, as amended by Amendment No. 1 to the Lease Agreement, dated July 1, 2020.	S-1	333-253730	10.11	3/1/2021

10.13#	Senior Executive Incentive Bonus Plan.	S-1	333-253730	10.12	3/1/2021

10.14#	Non-Employee Director Compensation Policy.	S-1	333-253730	10.13	3/1/2021

10.15#	Executive Employment Agreement between the Company and Delbert Humenik, dated August 14, 2017.	S-1	333-253730	10.14	3/1/2021

10.16#	Executive Employment Agreement between the Company and Jeffrey Belanger, dated June 8, 2020.	S-1	333-253730	10.15	3/1/2021

10.17#	Agreement dated July 5, 2021 by and between Semrush Inc. and Jeffrey Belanger.	8-K	001-40276	10.1	7/7/2021

10.18#	Amended and Restated Executive Employment Agreement between the Company and Vitalii Obishchenko.	S-1	333-253730	10.16	3/1/2021

10.19#	Executive Employment Agreement between the Company and Evgeny Fetisov.	S-1	333-253730	10.17	3/1/2021

10.20	Revolving Credit Agreement dated as of January 12, 2021.	S-1	333-253730	10.18	3/1/2021

10.21#	Form of Indemnification Agreement between the Registrant and each of its officers.	S-1	333-253730	10.19	3/1/2021

10.22#	Executive Employment Agreement between the Company and Andrew Warden, dated as of September 2, 2021.	10-Q	001-40276	10.1	11/10/2021

21.1	Subsidiaries of the Registrant	S-1	333-253730	21.1	3/1/2021

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
__________________
*        Filed herewith.
**    Furnished herewith.
#        Indicates management contract or compensatory plan, contract or agreement.
Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on March 18, 2022.

SEMRUSH HOLDINGS, INC.

By:	/s/ Oleg Shchegolev
Oleg Shchegolev Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oleg Shchegolev, Evgeny Fetisov, and Sharon Levine, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oleg Shchegolev	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2022
Oleg Shchegolev

/s/ Dmitry Melnikov	Chief Operating Officer and Director	March 18, 2022
Dmitry Melnikov

/s/ Evgeny Fetisov	Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2022
Evgeny Fetisov

/s/ Roman Simonov	Director	March 18, 2022
Roman Simonov

/s/ Dylan Pearce	Director	March 18, 2022
Dylan Pearce

/s/ Trynka Shineman Blake	Director	March 18, 2022
Trynka Shineman Blake

/s/ Mark Vranesh	Director	March 18, 2022
Mark Vranesh