Form 10-Q
period 2022-03-31
SEMrush Holdings, Inc.
filed 2022-05-16
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of May 5, 2022, there were 43,119,803 shares of the registrant’s Class A Common Stock and 97,975,754 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	43
	Part II. Other Information
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3.	Default Upon Senior Securities	87
Item 4.	Mine Safety Disclosure	87
Item 5.	Other Information	87
Item 6.	Exhibits	87
	Signatures	89

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about Semrush Holdings, Inc. (“Semrush Holdings”) and our subsidiaries (collectively, the “Company”, “Semrush”, “we”, “us”, or “our”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

•the impact of the novel strain of coronavirus (“COVID-19”) on our business, industry and supply chain; and
•our ability to successfully relocate employees outside of Russia, including executing our relocation plans on the timeline we expect and at the anticipated cost.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, projections, and assumptions about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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
•Adverse or weakened general economic and market conditions may reduce spending on sales and marketing technology and information technology which could harm our revenue, results of operations, and cash flows.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of March 31, 2022 held in the aggregate 81% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$259,824	$269,665
Accounts receivable	2,830	2,190
Deferred contract costs, current portion	6,886	6,338
Prepaid expenses and other current assets	4,612	5,345
Total current assets	274,152	283,538
Property and equipment, net	7,618	8,270
Intangible assets, net	11,379	2,925
Goodwill	8,079	1,991
Deferred contract costs, net of current portion	2,476	2,254
Other assets	3,743	1,096
Total assets	$307,447	$300,074
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,838	$9,942
Accrued expenses	19,718	19,479
Deferred revenue	47,548	40,232
Other current liabilities	1,687	1,896
Total current liabilities	79,791	71,549
Long-term liabilities
Deferred revenue, net of current portion	320	237
Deferred tax liability	111	268
Other long-term liabilities	2,662	2,478
Total liabilities	82,884	74,532
Commitments and contingencies (Note 14)
Stockholders' equity
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized, and 42,935,892 shares issued and outstanding as of March 31, 2022; 31,841,861 shares issued and outstanding as of December 31, 2021	—	—
Class B common stock, $0.00001 par value - 160,000,000 shares authorized, and 98,132,354 shares issued and 98,027,264 outstanding as of March 31, 2022; 108,975,216 shares issued and 108,870,126 outstanding as of December 31, 2021	1	1
Additional paid-in capital	266,727	264,871
Accumulated other comprehensive deficit	(494)	(230)
Accumulated deficit	(41,671)	(39,100)
Total stockholders’ equity	224,563	225,542
Total liabilities and stockholders' equity	$307,447	$300,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$57,128	$39,998
Cost of revenue	11,587	8,773
Gross profit	45,541	31,225
Operating expenses
Sales and marketing	25,830	16,457
Research and development	8,138	5,358
General and administrative	14,163	7,904
Total operating expenses	48,131	29,719
(Loss) income from operations	(2,590)	1,506
Other income, net	159	51
(Loss) income before income taxes	(2,431)	1,557
Provision for income taxes	140	86
Net (loss) income	$(2,571)	$1,471

Net (loss) income per share attributable to common stockholders:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.01
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders:
Basic	140,790	96,376
Diluted	140,790	131,356

Net (loss) income	$(2,571)	$1,471
Other comprehensive (loss) income
Foreign currency translation adjustments	(264)	—
Comprehensive (loss) income	$(2,835)	$1,471
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	95,050,041	$—	—	$—	—	$—	$4,975	$—	$(35,815)	$(6,840)
Conversion of Preferred Stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of $13,378 in issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	3,861	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	593	—	—	593
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,471	1,471
Balances at March 31, 2021	—	$—	—	$—	—	$—	—	$—	10,000,000	$—	124,749,102	$1	$174,254	$—	$(34,344)	$139,911

Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	31,841,061	$—	108,870,126	$1	$264,871	$(230)	$(39,100)	$225,542
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	10,842,862	—	(10,842,862)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	197,828	—	—	—	924	—	—	924
Issuance of shares in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	39,516	—	—	—	—	—	—	—
Vesting of Class A Common Stock in connection with Restricted Stock Units	—	—	—	—	—	—	—	—	14,625	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	932	—	—	932
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(264)	—	(264)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,571)	(2,571)
Balances at March 31, 2022	—	$—	—	$—	—	$—	—	$—	42,935,892	$—	98,027,264	$1	$266,727	$(494)	$(41,671)	$224,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net (loss) income	$(2,571)	$1,471
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization expense	1,455	460
Amortization of deferred contract costs	2,083	1,322
Stock-based compensation expense	932	593
Change in fair value of convertible debt securities	(661)	—
Deferred taxes	283	(56)
Changes in operating assets and liabilities
Accounts receivable	(353)	(985)
Deferred contract costs	(2,853)	(2,420)
Prepaid expenses and other current assets	1,240	(976)
Accounts payable	2,317	1,579
Accrued expenses	(940)	2,420
Deferred revenue	6,584	5,599
Other long-term liabilities	510	—
Net cash provided by operating activities	8,026	9,007
Investing Activities
Purchases of property and equipment	(370)	(166)
Purchases of convertible debt securities	(2,000)	(500)
Capitalization of internal-use software development costs	(286)	(123)
Cash paid for acquisition of assets and businesses, net of cash acquired	(14,000)	(350)
Net cash used in investing activities	(16,656)	(1,139)
Financing Activities
Proceeds from exercise of stock options	924	7
Net proceeds from completing initial public offering	—	128,461
Payment of capital leases	(937)	—
Net cash (used in) provided by financing activities	(13)	128,468
Effect of exchange rate changes on cash and cash equivalents	(1,259)	—
Increase in cash, cash equivalents and restricted cash	(9,902)	136,336
Cash, cash equivalents and restricted cash, at beginning of period	269,841	35,619
Cash, cash equivalents and restricted cash, at end of period	$259,939	$171,955
Supplemental cash flow disclosures
Cash paid for interest	$73	$—
Cash paid for income taxes	$283	$158
Deferred offering costs incurred and not paid	$—	$1,839
Acquisition of fixed asset under capital lease	$331	$1,024
Property and equipment purchases not paid	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and has wholly owned subsidiaries in Cyprus, Russia, the Czech Republic, Poland, Spain, and the United States.
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
Effects of the Russian Military Action in Ukraine
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where the Company operates and derives its revenue. Several countries in which the Company operates are experiencing and may continue to experience military action and civil and political unrest as a result of such action. The Company has significant development operations in the emerging market economies of

Eastern Europe and more than half of the Company’s full-time employees are located in Russia. The Company is beginning to relocate its Russia-based workforce. Please refer to Note 18 for further details.
In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. The impact to Ukraine and Russia, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the Company’s operations. Any such material adverse effect from the conflict, enhanced sanctions activity, and subsequent responses may disrupt the Company’s relationships with its vendors, disrupt its delivery of services, cause the Company to shift all or portions of its work occurring in the region to other countries, and may restrict the Company’s ability to engage in certain projects in the region. For more information on the risks of regional instability to our operations, see Item 1A. Risk Factors under the header "Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”.
Effects of COVID-19
The Company considered the potential effects of the COVID-19 pandemic on the Company. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and numerous new strains of COVID-19 have subsequently spread throughout the world. COVID-19 has continued to impact market and economic conditions globally. In an attempt to limit the spread of the virus, various governmental restrictions have been implemented, including restrictions with respect to business activities and travel restrictions, and “shelter–at–home” orders, that have had and may continue to have an adverse impact on the Company’s business and operations. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on the Company’s future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the spread of the outbreak both globally and within the U.S., the impact on capital, foreign currencies exchange and financial markets, and governmental or regulatory orders that impact the Company’s business, all of which are highly uncertain and cannot be predicted.
As of March 31, 2022, the Company has experienced long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect its ability to fully furnish the infrastructure within its data centers. The Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date.
The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022.
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Emerging Growth Company Status
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." The Company may take advantage of these exemptions until the Company is no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.
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
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services. There were no changes to the Company’s revenue recognition policies since the filing of its Annual Report on Form 10-K with the SEC on March 18, 2022.
For the three months ended March 31, 2022 and 2021, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to the Semrush Marketplace was not material for the three months ended March 31, 2022 and 2021.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $10,221 as of March 31, 2022 compared December 31, 2021. During the three months ended March 31, 2022 and 2021, $20,696 and $13,303 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2022 was $1,298, which the Company expects to recognize over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2022. For performance obligations not satisfied as of March 31, 2022, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2021. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and recorded as deferred contract costs in the consolidated balance sheet and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Sales commissions for renewals and upgrade contracts are deferred and amortized on a straight-line basis over the remaining estimated customer relationship period of the related customer. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as current deferred contract costs, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive income (loss).
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
As of March 31, 2022 and December 31, 2021, no individual customer represented more than 10% of the Company’s accounts receivable. During the three months ended March 31, 2022 and 2021, no individual customer represented more than 10% of the Company’s revenue.

Disclosure of Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at March 31, 2022 and December 31, 2021, due to the short-term nature of these instruments.
The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See below for further discussion.
Foreign Currency Translation
The Company operates in a multi-currency environment having transactions in such currencies as the U.S. dollar, Russian ruble, Czech koruna, euro, and others. The reporting currency of the Company is the U.S. dollar.
For all periods up to and including the year ended December 31, 2021, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, with the exception of Prowly, where the functional currency is the local currency, the Zloty. For all other entities, foreign currency transactions were measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. At each subsequent balance sheet date, foreign currency denominated assets and liabilities of these international subsidiaries were remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Any differences resulting from the remeasurement of foreign denominated assets and liabilities of the international subsidiaries to the U.S. dollar functional currency were recorded within other income (expense) in the consolidated statement of operations and comprehensive loss.
Beginning on January 1, 2022, as a result of changes in the economic facts and circumstances of its business environment, the Company reassessed its functional currency determinations for all foreign subsidiaries and determined that the functional currencies of the Company’s foreign subsidiaries is the local currency at each of its subsidiary locations. Accordingly, beginning January 1, 2022, assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The Company includes the effects of these foreign currency translation adjustments in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.
The foreign currency exchange (loss) gain included in other income, net for the three months ended March 31, 2022 and 2021 was $(478) and $44, respectively.
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2022, comprehensive loss consists of net loss and the change in the cumulative foreign currency translation adjustment. The tax effect of the cumulative foreign currency translation adjustment is not significant for the three months ended March 31, 2022. Comprehensive loss equaled total net loss for the three months ended March 31, 2021.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for public entities for years beginning after December 15, 2019, and interim periods within those years. For non-public companies, ASU 2081-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2019-12 during the year ended December 31, 2021. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial position and results of operations.
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
3.    Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. At each of March 31, 2022 and December 31, 2021, restricted cash was $115 and related to cash held at a financial institution in an interest-bearing cash account as collateral for a letter of credit related to the contractual provisions for one of the Company’s building leases.
The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$259,824	$171,867
Restricted cash included in “other assets”	115	88
Total cash, cash equivalents and restricted cash, at end of period	$259,939	$171,955

4.    Fair Value Measurements
Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, cash equivalents held in money market funds totaled $11,350 and $21,366, respectively.
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair values are recorded as an adjustment to operating expenses within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period.
The total estimated fair value of the contingent consideration payable was $871 and $824 as of March 31, 2022 and December 31, 2021, respectively. The following table represents the key inputs used in the fair value calculation:

	As of
	March 31, 2022	December 31, 2021
Risk free interest rate	1.23%	0.45%
Projected year of payment	2022 – 2023	2022 – 2023
Revenue volatility	6.8%	22.3%
Discount rate	4.49%	5.87%
The Company records its convertible note investments at fair value on the purchase date. The Company determines the fair value of these investments using the Black-Scholes Merton model. Each reporting period thereafter, these investments are revalued and increases or decreases in their fair values are recorded as adjustments to other income, net within the consolidated statements of operations and comprehensive loss to reflects the gains and losses. Changes in the fair value of these investments can result from changes in the estimated enterprise value of the issuers, the likelihoods and methods of such conversions, and other market factors. Significant judgment is employed in determining the appropriateness of these assumptions as of the purchase date and for each subsequent period. Accordingly, changes in any of the assumptions described above can materially impact the amount of gain or loss the Company records in any given period.

As of March 31, 2022 and December 31, 2021, the Company measured its investments in convertible notes (see Note 6) and its contingent consideration associated with the acquisition of Prowly.com sp. z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3) and did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2). The changes in fair value of the contingent consideration associated with the Prowly acquisition were insignificant for each of the three months ended March 31, 2022 and 2021.
A rollforward of the fair value measurements of the convertible notes for the three months ended March 31, 2022, is as follows:

Balance as of December 31, 2021	$500
Additional investment in convertible notes	2,000
Change in fair value included in other income, net	661
Balance as of March 31, 2022	$3,161
The increase in the fair value of the convertible notes as of March 31, 2022 compared to December 31, 2021 is primarily driven by additional convertible note purchases of $2,000.
Changes in the estimated fair value of the contingent consideration payable are recognized over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the three months ended March 31, 2022 is as follows:

Balance as of December 31, 2021	$424
Expense recognized related to service period rendered	106
Balance as of March 31, 2022	$530

5.    Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Computer equipment	$9,968	$10,045
Furniture and office equipment	880	948
Leasehold improvements	1,888	1,737
Total property and equipment	12,736	12,730
Less: accumulated depreciation and amortization	(5,118)	(4,460)
Property and equipment, net	$7,618	$8,270
Depreciation and amortization expense related to property and equipment was $812 and $344 for the three months ended March 31, 2022 and 2021, respectively.
6.    Other Assets
Investments in Convertible Debt
In January 2021, the Company purchased two convertible debt securities (the “January 2021 Notes”) for a total aggregate investment of $500. Both investments mature on January 1, 2023 and receive interest at an annual rate of 6%. In January 2022, the Company purchased an additional convertible debt security (the “January 2022 Note”) in the amount of $2,000 that will mature on January 1, 2024 and receives interest at an annual rate of 6%. Interest accrues on each note and becomes payable upon conversion of each convertible note, or will be paid in connection with the repayment in full of the principal amount of such convertible notes.
These convertible note investments are classified as available-for-sale securities. The January 2021 Notes and January 2022 Note are included in other assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity dates. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825, Financial Instruments, and accounting for the entire hybrid instrument at fair value through other income (loss). The Company recorded an increase in the fair value of the convertible notes of $661 for the three months ended March 31, 2022. Changes in the fair value of the convertible notes were not material for the three months ended March 31, 2021.
With respect to its investments in these convertible debt securities, the Company has a variable interest in an issuer of these securities, which is a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results for the three months ended March 31, 2022 or 2021. Significant judgments included the determination that this variable interest entity lacked sufficient equity at risk to finance its activities without additional subordinated support, and that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests do not constitute a controlling financial interest. The Company’s maximum exposure to loss as a result of its involvement with this variable interest entity is its convertible debt investments of approximately $2,250.

7.    Net Income (Loss) Per Share
In March 2021, the Company amended its certificate of incorporation to create two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 12, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one (1) vote per share and each share of Class B common stock is entitled to ten (10) votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Shares of Class B common stock are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. See Note 12 to these unaudited condensed consolidated financial statements for additional information regarding the current conversion and transfer terms of the Company’s common stock. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
Diluted net income (loss) per share gives effect to all potentially dilutive securities. Potential dilutive securities consist of shares of common stock issuable upon the exercise of stock options, shares of common stock issuable upon the conversion of the outstanding shares of Preferred Stock, and shares of common stock issuable upon the vesting of restricted stock awards (“RSAs”) or restricted stock units (“RSUs”).
For the three months ended March 31, 2022, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share as its effect would have been anti-dilutive due to the net loss incurred for the period.

For the three months ended March 31, 2021, dilutive net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period, the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs. The following table presents a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2022	2021
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	140,790,000	96,375,531
Dilutive effect of share equivalents resulting from stock options	—	6,151,361
Dilutive effect of share equivalents resulting from RSAs and RSUs	—	123,841
Dilutive effect of shares issuable upon conversion of preferred stock	—	28,705,360
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	140,790,000	131,356,093
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Stock options outstanding	6,151,841	—
Unvested RSAs and RSUs	1,266,479	1,733
	7,418,320	1,733

8.    Acquisitions, Acquired Intangible Assets, and Goodwill
Acquisitions
Backlinko
On January 13, 2022, the Company completed an asset acquisition of Backlinko, LLC (“Backlinko”), acquiring certain of Backlinko’s assets for cash consideration of $4,000. The purpose of this asset acquisition was to acquire valuable content and to access an existing revenue stream in Backlinko’s SEO courses.
The Company accounted for this transaction as an asset acquisition and allocated the cost of the asset acquisition to the individual assets acquired. The Company allocated $3,915 to the acquired intangible assets and the remaining cost of the acquisition was allocated to the other assets acquired, which were not material. The identifiable intangible assets consisted of trade names and intellectual property, which the Company expects to amortize over the assets useful lives using a straight-line amortization method.
Kompyte
On March 14, 2022, the Company completed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were not material for the three months ended March 31, 2022, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
Upon the completion of the acquisition, Kompyte became a wholly owned subsidiary of the Company. The results of operations of Kompyte have been included in the Company’s consolidated financial statements from the date of acquisition.
The Company has accounted for this transaction as a business combination under the acquisition method. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The Company recorded the excess of the purchase price over those fair values as goodwill. The following table presents the purchase price allocation recorded in the Company’s consolidated balance sheet as of the acquisition date, which was preliminary as of March 31, 2022:

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Other assets	$333
Goodwill	6,111
Identifiable intangible assets	4,500
Total assets acquired	$10,944
Liabilities assumed
Current and non-current liabilities	$944
Total liabilities assumed	$944
Net assets acquired	$10,000
The Company allocated $4,500 of the purchase price to identifiable intangible assets consisting of developed technology, trade names, and customer relationships, which it expects to amortize over the assets useful lives using a straight-line amortization method.
These preliminary acquisition date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the acquisition accounting is not complete and additional information that existed at the acquisition date may become known to the Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing Kompyte’s assets, including intangible assets and their related useful lives, and liabilities, including related income tax accounting.
This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Intangible Assets
Intangible assets consisted of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consists of the following:

	As of March 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	3,944	(315)	3,629
Trade name	2,276	(145)	2,131
Content	1,958	(89)	1,869
Customer relationships	1,500	—	1,500
Capitalized internal-use software	3,379	(1,129)	2,250
Total as of March 31, 2022	$13,057	$(1,678)	$11,379

	As of December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	1,194	(266)	928
Trade name	68	(30)	38
Capitalized internal-use software	2,964	(1,005)	1,959
Total as of December 31, 2021	$4,226	$(1,301)	$2,925

During the three months ended March 31, 2022 and 2021, the Company capitalized $415 and $123, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets. The Company recorded amortization expense associated with its capitalized software development costs of $131 and $129 for the three months ended March 31, 2022 and 2021, respectively.
Amortization expense for acquired intangible assets was $273 and $55 for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, future amortization expense is expected to be as follows:

Amount
Remainder of 2022	$2,444
2023	3,392
2024	3,163
2025	1,006
2026 and thereafter	1,374
Total	$11,379

Goodwill
The changes in the carrying value of goodwill during the three months ended March 31, 2022 were as follows:

Amount
Balance as of January 1, 2022	$1,991
Kompyte acquisition	6,111
Foreign currency translation adjustment	(23)
Balance as of March 31, 2022	$8,079

9.    Accrued expenses
Accrued expenses consist of the following:

	As of
	March 31, 2022	December 31, 2021
Employee compensation	$7,312	$10,580
Income taxes payable	630	2,375
Other taxes payable	5,962	3,264
Vacation reserves	3,555	1,988
Other	2,259	1,272
Total accrued expenses	$19,718	$19,479
10.     Revolving Credit Facility
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
As of March 31, 2022, the Company had not drawn on this revolving credit facility. For the three months ended March 31, 2022 and 2021, the Company incurred $81 and $81 in interest expense, respectively, relating to this credit facility.

11.    Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. For the three months ended March 31, 2022 and 2021, we recorded provisions for income taxes of $140 and $86, respectively. Our effective tax rate for the three months ended March 31, 2022 and 2021 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against our net deferred tax assets.
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

12.    Redeemable Convertible Preferred Stock and Stockholders’ Equity
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
As of March 31, 2022, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
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
Common Stock Reserved for Future Issuance
As of March 31, 2022, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	6,151,841
Options reserved for future issuance	11,729,087
Restricted stock outstanding	105,090
Restricted stock units	1,161,389
Total authorized shares of common stock reserved for future issuance	19,147,407
n
]
13.    Stock-Based Compensation
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
The Semrush Holdings, Inc. 2021 Stock Option and Incentive Plan (the “2021 Plan”) was adopted by the Board on March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The 2021 Plan replaced the 2019 Plan as the Board determined not to make additional awards under the 2019 Plan following the pricing of the Company’s IPO. The 2021 Plan allows the compensation committee of the Board to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).
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
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations. For stock-based awards issued under the Company’s stock-based compensation plans to employees and members of the Board for their services on the Board, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as discussed further below. For RSUs granted subject to service-based vesting conditions, the fair value is determined based on the closing price of the Company’s Class A common stock, as reported on the New York Stock Exchange on the date of grant. RSUs granted subject to service-based vesting conditions generally vest over a four-year requisite service period. For all other service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
Given the absence of an active market for the Company’s common stock prior to the completion of the IPO, the Board, the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s common stock at the time of each grant of a stock-based award. The Company and the Board utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology included estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, in determining the value of the Company’s common stock at each grant date, including the following factors: (1) prices paid for the Company’s Preferred Stock, which the Company had sold to outside investors in arm’s-length transactions, and the rights, preferences, and privileges of the Company’s Preferred Stock and common stock; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development and revenue growth; (4) the fact that the grants of stock-based awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an initial public offering or sale of the Company, given prevailing market conditions.
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
The Company has recorded stock-based compensation expense of $932 and $593 during the three months ended March 31, 2022, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$11	$7
Sales and marketing	133	190
Research and development	149	67
General and administrative	639	329
Total stock-based compensation	$932	$593
As of March 31, 2022, there was $3,161 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.30 years.
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

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended March 31,
	2022	2021
Expected volatility	52.3%	52.0%
Weighted-average risk-free interest rate	1.60%	0.58%
Expected dividend yield	—	—
Expected life – in years	6	6
A summary of the Company’s option activity as of March 31, 2022, which all occurred under the 2019 Plan and the 2021 Plan, and changes during the three months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	6,329,822	$2.32	8.14
Granted	87,387	15.48
Exercised	(197,828)	1.55
Forfeited	(67,540)	2.01
Outstanding at March 31, 2022	6,151,841	2.54	7.92
Options exercisable at March 31, 2022	3,645,386	1.19	7.73
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $7.78 and $9.09 per share, respectively. No tax benefits were realized from options during the three months ended March 31, 2022 or 2021.
The aggregate intrinsic value of options outstanding as of March 31, 2022 and December 31, 2021 was $60,252 and $117,734, respectively.
The aggregate intrinsic value for options exercised during the three months ended March 31, 2022 and 2021 was $2,154 and $19, respectively.
The aggregate intrinsic value for options exercisable as of March 31, 2022 was $39,206.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2022 and December 31, 2021, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of March 31, 2022, 51,762 shares have vested in connection with this Restricted Stock Issuance.
During the three months ended March 31, 2022 and 2021, the Company granted to employees RSU awards for 937,506 and 58,500 shares of Class A common stock under the 2021 Plan, respectively.

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to the RSU grants of $315 and $1, respectively.
A summary of RSU activity under the Company’s 2021 Plan for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	239,936	$17.21	$4,129
Granted	937,506	10.28	9,638
Vested	(14,625)	14.00	205
Forfeited	(1,428)	20.28	29
Unvested balance as of March 31, 2022	1,161,389	$17.18	$19,953
2021 Employee Stock Purchase Plan
The Semrush Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 3,000,667 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the least of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31; (ii) 3,000,667 shares or (iii) such lesser number of shares of Class A common stock as determined by the ESPP administrator. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The Company will continue to offer, sell and issue shares of common stock under the ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the ESPP.
The first service period of the ESPP began on September 1, 2021, and the second service period of the ESPP began on March 1, 2022. The Company recognized $81 in expense related to these service periods for the three months ended March 31, 2022. On February 28, 2022, the Company issued 39,516 shares of its Class A common stock to its employees under its ESPP for the service period then ended.
14.    Commitments and Contingencies
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire at various dates through 2028. In addition, the Company has multi-year, non-cancelable commitments with its data centers. Some of these lease agreements contain escalating rent payments. Rent expense is recorded on a straight-line basis. Rent expense was $1,333 and $928 for the three months ended March 31, 2022 and 2021, respectively.

Future minimum amounts payable as of March 31, 2022, under the office facilities operating leases are as follows:

Operating Leases
Remainder of 2022	$3,081
2023	2,930
2024	2,013
2025	1,629
2026	1,663
2027 and thereafter	633
Total minimum lease payments	$11,949
Capital Leases
During the three months ended March 31, 2022 and 2021, the Company entered into leases for certain data center equipment under non-cancelable capital leases. The lease arrangements have terms of 36 months beginning on the date the Company accepts the installation of the equipment subject to the lease. During the year ended December 31, 2021 and the three months ended March 31, 2022, a portion of the equipment was installed and their related leases commenced. The Company is required to make total payments of $7,074 over the term of the leases and has a remaining obligation of $4,970 as of March 31, 2022, which is excluded from the table above.
Future minimum amounts payable as of March 31, 2022, under non-cancelable capital leases related to the data center equipment are as follows:

Capital Leases
Remainder of 2022	$1,768
2023	2,358
2024	691
2025	153
2026	—
2027 and thereafter	—
Total future lease payments	4,970
Less: imputed interest	(255)
Total	$4,715
Other
In addition to the lease commitments above, the Company also has multi-year commitments with certain data providers through March 31, 2026. The Company is committed to spend approximately $9,750, $8,591, and $8,500 for the remainder of the year ending December 31, 2022, and for the years ending December 31, 2023 and 2024, respectively, for data services.
Litigation
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2022, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2022, the Company has not incurred any costs for the above guarantees and indemnities.
15.    Components of Other Income, Net
The components of other expense, net, are as follows:

	Three Months Ended March 31,
	2022	2021
Foreign currency exchange (loss) gain	(478)	44
Other, net	637	7
Other income, net	$159	$51
16.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three months ended March 31, 2022 and 2021, the Company made matching contributions of $510 and $90, respectively, to the 401(k) Plan.
17.    Segment and Geographic Information
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

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended March 31,
	2022	2021
Revenue:
United States	$25,822	$18,132
United Kingdom	5,877	4,195
Other	25,429	17,671
Total revenue	$57,128	$39,998
Property and equipment, net by geographic location consists of the following:

	As of
	March 31, 2022	December 31, 2021
Property and equipment, net:
United States	$6,491	$6,409
Russia	654	1,406
Czech Republic	421	408
Other	52	47
Total assets	$7,618	$8,270

18.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2022 through May 16, 2022, the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these financial statements and except as disclosed below.
Relocation of Russia-based workforce
As a response to the Russian military action in Ukraine and subsequent U.S., E.U., and other sanctions against Russia, the Company is actively winding down operations in Russia and relocating employees outside of the country. The Company expects these relocations to be substantially complete by September 30, 2022, and expects to incur costs of approximately $24.5 million to $28.5 million over the remainder of fiscal year 2022 with respect to such relocations. These expenses relate both to the costs of relocation and the expected higher costs of talent and labor in the geographies to which the Company is relocating these employees. For more information on the risks of geographic instability on the Company’s operations, see “Item 1A. Risk Factors—Most Material Risks to Us—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, along with the financial information included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
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
In line with our business strategy, we have increased our activity with mergers and acquisitions. During the three months ended March 31, 2022, we completed two strategic acquisitions of companies to complement our existing portfolio: Backlinko, LLC (“Backlinko”) and Intellikom, Inc., which does business under the name Kompyte (“Kompyte”).
The purpose of the acquisition of Backlinko was to obtain valuable content and to access an existing revenue stream in Backlinko’s SEO courses. We believe the online traffic to Backlinko is valuable to our growth strategy and may be monetized optimally through our resources, allowing us to grow organic traffic and sales.
Kompyte is a provider of sales enablement and competitive intelligence software we believe complements our core platform. We intend to support Kompyte’s traditional enterprise customers, and we expect to begin developing new products better suited for its small-to-medium sized business (“SMB”) customer base. We believe there is a significant potential cross-sell opportunity for Kompyte’s solution among the more than 87,000 customers on our core Semrush platform.
We currently operate subsidiaries in Cyprus, the Czech Republic, Germany, the Netherlands, Poland, Spain, and Russia, with employees based in each location. Our business strategy has included the opening of new offices in Turkey, Armenia, Serbia, and Georgia to facilitate our growth in operations and international expansion.
As a response to the Russian military action in Ukraine and subsequent U.S., E.U., and other sanctions against Russia, we are actively winding down operations in Russian and relocating employees outside of the country. We expect these relocations to be substantially complete by September 30, 2022, and we expect to incur costs of approximately $24.5 million to $28.5 million over the remainder of fiscal year 2022 with respect to such relocations. These expenses relate both to the costs of relocation and the expected higher costs of talent and labor in the geographies to which we are relocating these employees. For more information on the risks of geographic instability on our operations, see “Item 1A. Risk Factors—Most Material Risks to Us—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating revenues of $25.8 million and $5.9 million, respectively, for the three months ended March 31, 2022, and $18.1 million and $4.2 million for the three months ended March 31, 2021, respectively.
We have one reportable segment. See Note 17 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as the daily revenue of all paid subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365, except that we calculate the ARR from Prowly’s customers as the monthly recurring revenue as of the last month of the reporting period multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has cancelled or intends to cancel its subscription and we continue to generate revenue from them. As of March 31, 2022 and 2021, we had more than 87,000 paying customers and 72,000 paying customers, respectively, accounting for $235.7 million and $167.6 million in ARR, respectively.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of March 31, 2022 and December 31, 2021 was approximately 127% and 126%, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of March 31, 2022 and December 31, 2021 was $2,687 and $2,584, respectively. We define ARR per paying customer during a given period as ARR from our paying customers at the end of the period divided by the number of paying customers as of the end of the same period. We define the number of paying customers as the number of unique business and individual customers at the end of a particular period. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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

	Three Months Ended March 31, (in thousands)
	2022	2021
Net cash provided by operating activities	$8,026	$9,007
Net cash used in investing activities	(16,656)	(1,139)
Net cash (used in) provided by financing activities	(13)	128,468
Effect of exchange rate changes on cash and cash equivalents	(1,259)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,902)	136,336

	Three Months Ended March 31, (in thousands)
	2022	2021
Net cash provided by operating activities	$8,026	$9,007
Purchases of property and equipment	(370)	(166)
Capitalization of internal-use software costs	(286)	(123)
Free cash flow	$7,370	$8,718

	Three Months Ended March 31, (in thousands)
	2022	2021
Net cash provided by operating activities (as a percentage of revenue)	14.0%	22.5%
Purchases of property and equipment (as a percentage of revenue)	(0.6)%	(0.4)%
Capitalization of internal-use software costs (as a percentage of revenue)	(0.5)%	(0.3)%
Free cash flow margin	12.9%	21.8%
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
As of March 31, 2022 we served approximately 87,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three months ended March 31, 2022 and 2021, no single customer accounted for more than 10% of our revenue.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform, acquiring data, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team and our customer success team, and data acquisition costs. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized software development costs and other intangible assets. We allocate overhead costs, such as rent and facility costs, certain information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs directly associated with our sales and marketing department, including salaries, benefits, incentive compensation, and stock-based compensation, online advertising expenses, and marketing and promotional expenses, as well as allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized on a straight-line basis over the average period of benefit, which we estimate to be two years. We expect that our sales and marketing expenses will continue to increase, as both a percentage of sales and in absolute dollars for the year ending December 31, 2022. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.
General and Administrative
General and administrative expenses primarily consist of personnel and related expenses, including salaries, benefits, incentive compensation, and stock-based compensation, associated with our finance,

legal, human resources, and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting, and other consulting services, insurance, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, increases in insurance premiums, investor relations and professional services. We expect our general and administrative expenses to increase for the foreseeable future, both in dollar amount and as a percentage of revenue, in part due to the estimated costs of relocation of employees as a result of the ongoing conflict in Ukraine. For more information on the risks of geographic instability on our operations, see “Item 1A. Risk Factors—Most Material Risks to Us—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”.
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate; accordingly, for the three months ended March 31, 2022, the functional currencies of our international locations were the local currencies for these regions. For the three months ended March 31, 2021, the functional currency of our international operations was the U.S. dollar except for Prowly, which is Polish Zloty. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change. Interest expense is related to our outstanding revolving credit facility, as well as interest associated with outstanding capital leases.
Other income, net also includes amounts for other miscellaneous income and expense, and gains and losses, unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible note investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income (expense) for each reporting period.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the three months ended March 31, 2022 and 2021 primarily relates to income earned in certain foreign jurisdictions.
Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	(in thousands)
	2022	2021
Revenue	$57,128	$39,998
Cost of revenue (1)	11,587	8,773
Gross profit	45,541	31,225
Operating expenses
Sales and marketing (1)	25,830	16,457
Research and development (1)	8,138	5,358
General and administrative (1)	14,163	7,904
Total operating expenses	48,131	29,719
(Loss) income from operations	(2,590)	1,506
Other income, net	159	51
(Loss) income before income taxes	(2,431)	1,557
Provision for income taxes	140	86
Net (loss) income	$(2,571)	$1,471
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$11	$7
Sales and marketing	133	190
Research and development	149	67
General and administrative	639	329
Total stock-based compensation	$932	$593

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	20%	22%
Gross profit	80%	78%
Operating expenses
Sales and marketing	45%	41%
Research and development	14%	13%
General and administrative	25%	20%
Total operating expenses	84%	74%
(Loss) income from operations	(5)%	4%
Other income, net	—%	—%
(Loss) income before income taxes	(4)%	4%
Provision for income taxes	—%	—%
Net (loss) income	(5)%	4%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue
Our revenue during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$57,128	39,998	$17,130	43%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from 72,000 as of March 31, 2021 to over 87,000 as of March 31, 2022. The increase in revenue for the three months ended March 31, 2022 was also driven by growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.
Revenue based upon the locations of our paying customers during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
United States	$25,822	$18,132
United Kingdom	5,877	4,195
Other	25,429	17,671
Total revenue	$57,128	$39,998

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$11,587	$8,773	$2,814	32%
Gross profit	$45,541	$31,225	$14,316	46%
Gross margin	79.7%	78.1%

The increase in cost of revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the following changes:

Three Months Ended March 31, 2022
Change
(in thousands)
Personnel costs	$490
Hosting fees	495
Integration and data costs	563
Merchant fees	933
Depreciation and amortization	356
Other	(23)
Cost of revenue	$2,814

For the three months ended March 31, 2022, cost of revenue increased by $2.8 million. Personnel costs increased primarily as a result of a 39% increase in headcount from the prior year quarter, as we continue to grow our Customer Support and Customer Success teams to support our customer growth. Hosting fees increased, driven by the additional costs associated with our growth in subscription revenue and the additional costs associated with expanding our relationships with our current paying subscribers. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Merchant fees increased with sales growth.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$25,830	$16,457	$9,373	57%
Percentage of total revenue	45.2%	41.1%

The increase in sales and marketing expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the following:

Three Months Ended March 31, 2022
Change
(in thousands)
Personnel costs	$3,897
Marketing and advertising expense	4,273
Other	1,203
Sales and marketing	$9,373
For the three months ended March 31, 2022, sales and marketing expense increased by $9.4 million. This increase was partially driven by an increase in personnel costs due to a 36% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the three months ended March 31, 2022, compared to the corresponding period of the prior year. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$8,138	$5,358	$2,780	52%
Percentage of total revenue	14.2%	13.4%

For the three months ended March 31, 2022, research and development costs increased by $2.8 million, primarily as a result of a 24% increase in headcount compared to the corresponding period of the prior year, and increased employee costs due to the competitive labor market, as we continue to expand our product development teams.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$14,163	$7,904	$6,259	79%
Percentage of total revenue	24.8%	19.8%

The increase in general and administrative expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the following:

Three Months Ended March 31, 2022
Change
(in thousands)
Personnel costs	$2,505
Dues and subscriptions	1,354
Professional services	1,015
Business insurance	879
Rent and office expenses	412
Other	94
General and administrative	$6,259
For the three months ended March 31, 2022, general and administrative expense increased by $6.3 million. This increase was primarily driven by a 16% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. Included in personnel costs is a 94% increase in stock-based compensation expense applicable to these teams for the three months ended March 31, 2022. Dues and subscriptions, professional services, business insurance and office rent increases are related to our company growth and the higher costs associated with being a public company.

Other Income, Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income, net	$159	$51	$108	212%
Percentage of total revenue	0.3%	0.1%

The increase in other income for the three months ended March 31, 2022 was primarily due to a net increase in the value of our convertible notes investments, partially offset by realized and unrealized foreign exchange gains and losses from transactions associated with our international activities.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$140	$86	$54	63%
Percentage of total revenue	0.2%	0.2%
The provision for income taxes is primarily attributable to earnings in our foreign jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity have been the net proceeds of our initial public offering in March 2021 (the “IPO”) and our follow-on offering in November 2021, which totaled $213.8 million, after deducting underwriting discounts and offering expenses paid or payable by us, and the net proceeds we received through private sales of equity securities, as well as sales of premium subscriptions to our platform.
As of March 31, 2022, we had cash and cash equivalents of $259.8 million and accounts receivable of $2.8 million. With the exception of the three month period ended March 31, 2021, we have generated losses from operations since inception. We expect to continue to incur operating losses and negative cash flows for the foreseeable future due to the investments in our business we intend to make as described above.
Our principal uses of cash in recent periods have been to fund operations, invest in capital expenditures, and strategically acquire new businesses. This cash is held in deposits and money market funds.
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
Our Credit Facility
We have a senior secured credit facility that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The availability of the credit facility is subject to the borrowing base based on an advance rate of 400% multiplied by annualized retention applied to monthly recurring revenue. The credit facility has a maturity of three years and will mature on January 12, 2024. On March 15, 2022, we entered into a second amendment to the Credit Agreement in order to (i) waive certain requirements concerning permitted acquisitions and (ii) incorporate certain technical amendments to facilitate the transition away from LIBOR.
Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of March 31, 2022, we had not drawn on this revolving credit facility.

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing and product and development departments, and hosting costs.
Net cash provided by operating activities during the three months ended March 31, 2022 was $8.0 million, which resulted from a net loss of $2.6 million adjusted for non-cash charges of $4.1 million and a net cash inflow of $6.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2.1 million for amortization of deferred contract acquisition costs related to capitalized commissions, $1.5 million of depreciation and amortization expense, and $0.9 million of stock-based compensation expense. The changes in operating assets and liabilities was primarily the result of a $6.6 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $2.3 million increase in accounts payable, a $1.2 million decrease in prepaid expenses and other current assets, and a $0.5 million increase in other long-term liabilities. These inflows were partially offset by a $2.9 million increase in deferred contract costs, a $0.9 million decrease in accrued expenses, and a $0.4 million increase in accounts receivable.
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

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $16.7 million and $1.1 million, respectively. The increase of $15.6 million of cash used in investing activities was primarily related to the one-time acquisitions of Backlinko and Kompyte in January 2022 and March 2022, respectively, totaling $14.0 million, the investment in convertible debt securities of $2.0 million and, to a lesser extent, an increase in the purchases of computer equipment and hardware and in capitalized costs associated with internal use software. During the three months ended March 31, 2021, cash used in investing activities also included $0.5 million paid for two convertible debt securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was insignificant and consisted of cash inflows relating to the exercises of stock options and cash outflows relating to payments on capital leases. Net cash provided by financing activities for the three months ended March 31, 2021 was $128.5, primarily consisting of the net proceeds from the IPO.
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
As of March 31, 2022, our contractual obligations consisted of: (i) operating lease commitments of $11.9 million, of which $3.1 million is due in 2022 and $8.8 million is due thereafter, (ii) capital lease commitments of $5.0 million, of which $1.8 million is due in 2022 and $3.2 million is due thereafter, and (iii) other purchase obligations of $26.8 million, a majority of which are due in 2022. Please refer to Note 14 “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion on our lease and purchase commitments.
As of March 31, 2022, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.
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
Our critical accounting policies are described under the heading Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K and in Note 2 of the notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We had cash and cash equivalents of $259.8 million and $269.7 million as of March 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of March 31, 2022, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears.
We did not have any current investments in marketable securities as of March 31, 2022 and 2021.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, rubles, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in these foreign currencies, primarily the ruble. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the ruble would result in a $1.1 million loss or gain on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2022, our disclosure controls and procedures were not effective.
As disclosed under Item 1A. Risk Factors, in connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there were deficiencies in the design and operation of internal controls over the identification and review of complex accounting issues involving significant judgment or estimates with respect to certain prior period transactions.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we expect to continue to incur net losses in the future. We incurred a net loss of $2.6 million for the three months ended March 31, 2022, and net losses of $7.0 million and $3.3 million for the years ended December 31, 2020 and 2021, respectively. We had an accumulated deficit of $41.7 million as of March 31, 2022. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. We expect to generate additional losses as we relocate employees outside of Russia as a result of ongoing military action in Ukraine. For more information on the risks of regional instability to our operations, see “—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results.
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where we operate and derive our revenue. Several countries in which we operate are experiencing and may continue to experience military action and civil and political unrest as a result of such action. We have significant development operations in the emerging market economies of Eastern Europe and more than half of our full-time employees have historically been located in Russia. While we have many employees in Russia, our sales in the region are not currently significant. As of March 31, 2022, we are actively winding down operations in Russia and relocating employees outside of the country.
In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has ensued and appears likely to continue. The impact to Ukraine and Russia, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. We are incurring and expect to continue to incur significant expenses in connection with the relocation of our employees from Russia to other geographies in which we operate and to new locations, as appropriate, in response to the ongoing conflict. We expect such expenses to be approximately $24.5 million to $28.5 million over the remainder of fiscal year 2022. These expenses relate both to the costs of relocation and the expected higher costs of talent and labor in the geographies to which we are relocating these employees. It is possible that we need to take additional operational measures in response to the ongoing conflict and that the expenses related to those measures could have a significant effect on our operations and financial condition, as well as our profitability in the foreseeable future. Additionally, Russia’s exclusion from the SWIFT system could require us to find alternative methods of funding our Russian operations until we are able to successfully complete winding them down, and such alternatives may not be sufficient or available at all. Furthermore, Russian authorities have threatened to sue, seize assets, or arrest corporate leaders of any western company operating in Russia if it withdraws from the country or criticizes the government. If we refuse to pay a sanctioned bank or otherwise comply with sanctions imposed by the U.S. and other countries, we may be subject to additional judicial action by the Russian government. Any such material adverse effect from the conflict, enhanced sanctions activity, and subsequent responses may disrupt our relationship with our vendors, disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region.
We are actively monitoring and enhancing the security of our people and the stability of our infrastructure and our equipment. We execute our business continuity plans and adapt to developments as they occur to protect the safety of our personnel and address potential impacts to our employees, including potentially relocating employees in response to the ongoing conflict. Our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged or multiple crises, such as civil unrest, military conflict, and a pandemic in a concentrated geographic area. The current events in the regions where we operate and where we employ a significant portion of our workforce may continue to pose security risks to our people, facilities, operations, and infrastructure, and the disruption of any or all of them could materially adversely affect our operations, financial results, and cause volatility in the price of our stock. We have no way to predict the future progress or outcome of the sustained military action in Ukraine or its impacts in Russia or the other countries in which we operate as the conflict and government reactions are rapidly unfolding in real-time and are beyond our control. Whether in these countries or in others in which we operate, prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate further, could require us to further rebalance our geographic concentrations, alter our hiring and other business plans, strategy and expenditures, and could have a material adverse effect on our personnel, operations, and business outlook.
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
We are led by our CEO and co-founder, Oleg Shchegolev, our COO and co-founder, Dmitry Melnikov, and our Chief Product Officer, Vitalii Obishchenko, each of whom plays an important role in driving our culture, determining our strategy, and executing against that strategy companywide. If the services of Mr. Shchegolev, Mr. Melnikov, and/or Mr. Obishchenko become unavailable to us for any reason, including due to ongoing relocation efforts, it may be difficult or impossible for us to find an adequate and timely replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our strategies and initiatives.
An inability to attract and retain other highly skilled employees could harm our business.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for highly qualified personnel in Boston, Massachusetts, where our headquarters is located, and in Trevose, Pennsylvania, Dallas, Texas, Prague, Czech Republic, Limassol, Cyprus, St. Petersburg, Russia, and Warsaw, Poland where we have offices is intense, especially for software engineers experienced in designing and developing software and SaaS applications, and experienced sales professionals who understand our products and the market in which we operate. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, immigration laws in the locations in which we have offices and operations restrict or limit our ability to recruit internationally. Any changes to the immigration policies applicable to locations in which we have offices and operations that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Additionally, we may lose personnel as part of our ongoing efforts to relocate employees out of Russia due to the ongoing military conflict in Ukraine. We may not be able to successfully relocate all of the employees we are trying to relocate, because of their unwillingness to relocate, regulatory impediments to relocation or for other reasons, which may cause us to lose skilled personnel. We also may not be able to compensate for the loss of such personnel through hiring efforts in new locations due to competitive labor markets and increased costs of labor in those jurisdictions. For more information on the risks of geographic instability on our operations, see “—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”. Many of the companies with which we compete for experienced personnel may be able to offer more attractive terms of employment to potential candidates. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations to such former employers, resulting in a diversion of our time and resources.

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
Furthermore, the owners and operators of our data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Further, our leased servers and data centers are vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events. The continuation or uncertainty of the COVID-19 pandemic, including more recently the highly transmissible Delta and Omicron variants thereof and any additional waves of infection, could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we have experienced delays in migrating to our new data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
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
In recent periods, we have experienced, and expect to continue to experience, rapid growth and organizational change. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers and our business could suffer.
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 146 countries, and the number of our paying customers has grown from over 67,000 as of December 31, 2020 to over 87,000 as of March 31, 2022. We have seven offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees and managing multi-geographic teams as COVID-19 prevents certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
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
The design and development of our products is primarily conducted by our subsidiaries in Russia, the Czech Republic, Cyprus, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Russia, Europe, the United Kingdom and Australia. Approximately 54% of our revenue for the years ended December 31, 2021 and 2020 and approximately 55% for the three months ended March 31, 2022 was generated from sales to paying customers located outside the United States, including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
•geopolitical and economic instability in and impacting the localities where we have foreign operations, such as Russia;
•inflation impacting the stability of our workforce and foreign operations;
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
Our customers, particularly SMBs and marketing agencies focused on SMBs, which have been particularly impacted by the COVID-19 pandemic, have reduced and may further reduce their technology or sales and marketing spending or delay purchasing decisions, which could result in slowed growth, reduced demand from new and existing SMB customers, and/or lower dollar-based net revenue retention rates, which could materially and adversely impact our business. In March 2020, our paying customer growth rate was relatively flat compared to our paying customer growth rate in February 2020. However, in April 2020 our paying customer growth rate declined, which we believe was primarily a result of the COVID-19 pandemic and the related socioeconomic impacts. In response, we offered free or discounted pricing to certain paying customers contemplating canceling their premium subscriptions as a remedial measure to retain them. Our paying customer growth rate started to increase again by May 2020. Depending on the duration of the COVID-19 pandemic, we may in the future be required to take further remedial measures, including changing our terms or offering further discounts, which may materially adversely impact our revenues and business in future periods.

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
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Item 1A. ‘Risk Factors’ section.
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
If we experience a decline in cash flow due to any of the factors described in this Item 1A. Risk Factors or otherwise, we could have difficulty paying interest due on our indebtedness and meeting the financial covenants set forth in our credit facility. If we fail to comply with the various requirements of our indebtedness, we could default under our credit facility. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our credit facility, an increase in the applicable interest rates under our credit facility, and a requirement that Semrush US Sub, which is a co-borrower under the facility, pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our credit facility, including substantially all of our and Semrush US Sub’s assets. Thus, any such default could have a material adverse effect on our liquidity and financial condition.
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
Our ability, like those of other technology companies, to collect, augment, analyze, use, and share information collected through the use of third-party cookies for online behavioral advertising is governed by U.S. and foreign laws and regulations which change from time to time, such as those regulating the level of consumer notice and consent required before a company can employ cookies to collect data about interactions with users online. In the United States, both state and federal legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review, and occasional enforcement, by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states.
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
European Data Protection Law also imposes strict rules on the transfer of personal data out of the EU/UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard specified by the European Data Protection Law is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. We rely on SCCs and certain derogations to transfer personal data from the EU and the UK to the United States and Russia. On July 16, 2020, the Court of Justice of the EU (the “CJEU”) in its Schrems II decision ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs (“New SCCs”), which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board (“EDPB”) issued its final guidance following the CJEU’s decision that imposes significant new diligence requirements on transferring data outside the EU, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. As a result of Brexit, the New SCCs do not apply to the UK. The UK Information Commissioner’s Office, following a consultation process, has published its own form of standard clauses, referred to as the “International Data Transfer Agreement” for the purposes of data transfers out of the UK. The International Data Transfer Agreement entered into force on March 21, 2022. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer of personal data from the EU and the UK to the United States and other third countries, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens. European or multi-national customers may refuse or be reluctant to use or continue to use our platform or products as a result of such developments until law makers and regulators in the EU and the United States have resolved the issues that instigated the decision of the CJEU noted above. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our platform and products in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
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
We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, the EU, the UK, and other jurisdictions, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business.
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

Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, the European Data Protection Law imposes sanctions for violations up to the greater of €20 million (£17.5 million) and 4% of worldwide gross annual revenue, enables individuals to claim damages resulting from infringement of the European Data Protection Law and introduces the right for non-profit organizations to bring claims on behalf of data subjects. The CCPA allows for fines of up to $7,500 for each violation (affected individual) that a business does not cure within 30 days of receiving notice of the violation. Non-compliance with Russian data localization rules may result in imposition of an administrative fine of up to RUB 18 million, or approximately $240,000, for each violation. Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.
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
Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt, or increase the cost of customer access to our platform, any of which would negatively impact our business. On June 11, 2018, the repeal of the Federal Communications Commission’s (the “FCC”), “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation or the FCC. With the repeal of net neutrality rules, network operators may choose to implement usage-based pricing, discount pricing charged to providers of competitive products, otherwise materially change their pricing rates or schemes, charge us to deliver our traffic or throttle its delivery, implement bandwidth caps or other usage restrictions or otherwise try to monetize or control access to their networks, any of which could increase our costs, or those of our customers in accessing our platform, and negatively impact our business and results of operations.

Federal, state, and foreign laws regulate internet tracking software, the sending of commercial emails and text messages, and other activities, which could impact the use of our platform and products, and potentially subject us to regulatory enforcement or private litigation.
We are subject to laws and regulations that govern sending marketing and advertising by electronic means, such as email and telephone. For example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the Telephone Consumer Protection Act imposes certain notice, consent, and opt-out obligations on companies that send telephone or text communications using auto dialers to consumers, and provides consumers with private rights of action for violations. Further, certain states and foreign jurisdictions, such as Australia, Canada, and the EU, have enacted laws that prohibit sending unsolicited marketing emails unless the recipient has provided its prior consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our marketing, which could adversely affect our ability to attract new customers or entice existing customers to upgrade their subscriptions.
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
We have previously identified, and may continue to identify, customer accounts for our platform and products that may originate from, or are intended to benefit, persons in countries that are subject to U.S. embargoes, including transactions or events in or relating to Cuba, Iran, North Korea, Syria, the Crimea region of Ukraine and the so-called Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine. In the second quarter of 2021, we submitted a voluntary self-disclosure and a final report to the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) regarding potential violations of OFAC regulations that may have involved the provision of services to customers in sanctioned countries. OFAC has decided not to pursue any enforcement action against us and the matter has been closed.
Additionally, we expect to be operational in Russia for the next several months. The United States has issued a new Executive Order 14071 (“EO 14071”) prohibiting, in part, new investment in Russia. We believe we are in compliance with the new and evolving sanctions and export control laws, including EO 14071. However, it is possible that, as part of our compliance efforts, it may be difficult for us to procure the necessary software for our operations. Furthermore, our efforts to comply with U.S. sanctions requirements may cause us to be in conflict with or violate new sanctions imposed by the Russian government in response to sanctions activities by other countries. Any such violations may adversely affect our operations or financial condition.
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
In addition, we will be required pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2022, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our IPO on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $9.57 to $32.48 through March 31, 2022. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of March 31, 2022 held in the aggregate 81% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2022, our directors, executive officers, and their affiliates, held in the aggregate 81% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds From the IPO

On March 24, 2021, our Registration Statement on Form S-1 (File No. 333-253730) was declared effective by the SEC for our IPO. There has been no material change in the use of proceeds from our IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 18, 2022.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1*	Amendment No. 2 to Revolving Credit Agreement, dated as of March 15, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMRUSH HOLDINGS, INC.

May 16, 2022	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

May 16, 2022	By:	/s/ Evgeny Fetisov
Evgeny Fetisov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)