Form 10-Q
period 2022-06-30
SEMrush Holdings, Inc.
filed 2022-08-15
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of August 1, 2022, there were 43,322,717 shares of the registrant’s Class A Common Stock and 97,919,705 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	46
	Part II. Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 3.	Default Upon Senior Securities	90
Item 4.	Mine Safety Disclosure	90
Item 5.	Other Information	90
Item 6.	Exhibits	90
	Signatures	92

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

•the impact of the ongoing COVID-19 pandemic, rising inflation and interest rates, market uncertainty and volatility, and other global financial, economic, and political events on our business, industry and supply chain; and
•our ability to successfully relocate employees outside of Russia, including executing our relocation plans on the timeline we expect and at the anticipated cost.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of June 30, 2022 held in the aggregate 81% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$248,917	$269,665
Accounts receivable	2,346	2,190
Deferred contract costs, current portion	7,276	6,338
Prepaid expenses and other current assets	10,484	5,345
Total current assets	269,023	283,538
Property and equipment, net	8,632	8,270
Intangible assets, net	11,344	2,925
Goodwill	6,740	1,991
Deferred contract costs, net of current portion	2,586	2,254
Other assets	3,921	1,096
Total assets	$302,246	$300,074
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,729	$9,942
Accrued expenses	25,309	19,479
Deferred revenue	48,303	40,232
Other current liabilities	2,621	1,896
Total current liabilities	81,962	71,549
Long-term liabilities
Deferred revenue, net of current portion	185	237
Deferred tax liability	24	268
Other long-term liabilities	2,179	2,478
Total liabilities	84,350	74,532
Commitments and contingencies (Note 15)
Stockholders' equity
Undesignated preferred stock, $0.00001 par value - 100,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2022 or December 31, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized, and 43,261,183 shares issued and outstanding as of June 30, 2022; 31,841,061 shares issued and outstanding as of December 31, 2021	—	—
Class B common stock, $0.00001 par value - 160,000,000 shares authorized, and 97,975,754 shares issued and 97,870,664 outstanding as of June 30, 2022; 108,975,216 shares issued and 108,870,126 outstanding as of December 31, 2021	1	1
Additional paid-in capital	269,201	264,871
Accumulated other comprehensive deficit	(1,351)	(230)
Accumulated deficit	(49,955)	(39,100)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Total stockholders’ equity	217,896	225,542
Total liabilities and stockholders' equity	$302,246	$300,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$62,610	$45,005	$119,738	$85,003
Cost of revenue	12,598	10,238	24,185	19,011
Gross profit	50,012	34,767	95,553	65,992
Operating expenses
Sales and marketing	30,894	18,298	56,724	34,755
Research and development	9,671	5,964	17,809	11,322
General and administrative	14,218	10,520	28,381	18,424
Exit costs	3,485	—	3,485	—
Total operating expenses	58,268	34,782	106,399	64,501
(Loss) income from operations	(8,256)	(15)	(10,846)	1,491
Other income (expense), net	711	(123)	870	(72)
(Loss) income before income taxes	(7,545)	(138)	(9,976)	1,419
Provision for income taxes	739	141	879	227
Net (loss) income	$(8,284)	$(279)	$(10,855)	$1,192

Net (loss) income per share attributable to common stockholders:
Basic	$(0.06)	$—	$(0.08)	$0.01
Diluted	$(0.06)	$—	$(0.08)	$0.01
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders:
Basic	141,042	135,312	140,921	115,951
Diluted	141,042	135,312	140,921	137,263

Net (loss) income	$(8,284)	$(279)	$(10,855)	$1,192
Other comprehensive (loss) income
Foreign currency translation adjustments	(857)	—	(1,121)	—
Comprehensive (loss) income	$(9,141)	$(279)	$(11,976)	$1,192
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	95,050,041	$—	—	$—	—	$—	$4,975	$—	$(35,815)	$(6,840)
Conversion of preferred stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of $13,378 in issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	3,861	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	593	—	—	593
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,471	1,471
Balances at March 31, 2021	—	$—	—	$—	—	$—	—	$—	10,000,000	$—	124,749,102	$1	$174,254	$—	$(34,344)	$139,911
Issuance of Class A Common Stock in connection with the partial exercise of the overallotment option in connection with the initial public offering, net of $825 in issuance costs	—	—	—	—	—	—	—	—	719,266	—	—	—	9,245	—	—	9,245
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	81,102	—	(81,102)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	28,442	—	19	—	—	19
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	569	—	—	569
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(279)	(279)
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	10,800,368	$—	124,696,442	$1	$184,087	$—	$(34,623)	$149,465

Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	31,841,061	$—	108,870,126	$1	$264,871	$(230)	$(39,100)	$225,542
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	10,842,862	—	(10,842,862)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	197,828	—	—	—	924	—	—	924
Issuance of shares in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	39,516	—	—	—	—	—	—	—
Vesting of Class A Common Stock in connection with Restricted Stock Units	—	—	—	—	—	—	—	—	14,625	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	932	—	—	932
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,571)	(2,571)
Balances at March 31, 2022	—	$—	—	$—	—	$—	—	$—	42,935,892	$—	98,027,264	$1	$266,727	$(494)	$(41,671)	$224,563
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	156,600	—	(156,600)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	143,667	—	—	—	270	—	—	270
Vesting of Class A Common Stock in connection with Restricted Stock Units	—	—	—	—	—	—	—	—	25,024	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,204	—	—	2,204
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(857)	—	(857)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,284)	(8,284)
Balances at June 30, 2022	—	$—	—	$—	—	$—	—	$—	43,261,183	$—	97,870,664	$1	$269,201	$(1,351)	$(49,955)	$217,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net (loss) income	$(10,855)	$1,192
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization expense	4,221	1,447
Amortization of deferred contract costs	4,763	2,950
Stock-based compensation expense	3,136	1,162
Non-cash interest expense	53	104
Change in fair value of convertible debt securities	(1,028)	—
Deferred taxes	202	(83)
Changes in operating assets and liabilities
Accounts receivable	109	(1,324)
Deferred contract costs	(6,033)	(4,789)
Prepaid expenses and other current assets	(4,874)	(4,530)
Other current liabilities	1,589	—
Accounts payable	(2,714)	720
Accrued expenses	4,818	4,981
Deferred revenue	7,240	8,229
Other long-term liabilities	(38)	—
Net cash provided by operating activities	589	10,059
Investing Activities
Purchases of property and equipment	(2,798)	(750)
Purchases of convertible debt securities	(2,000)	(500)
Capitalization of internal-use software development costs	(782)	(271)
Cash paid for acquisition of assets and businesses, net of cash acquired	(13,993)	(350)
Net cash used in investing activities	(19,573)	(1,871)
Financing Activities
Proceeds from exercise of stock options	1,194	26
Net proceeds from completing initial public offering	—	137,467
Payment of capital leases	(1,445)	(453)
Net cash (used in) provided by financing activities	(251)	137,040
Effect of exchange rate changes on cash and cash equivalents	(1,513)	—
(Decrease) increase in cash, cash equivalents and restricted cash	(20,748)	145,228
Cash, cash equivalents and restricted cash, at beginning of period	269,841	35,619
Cash, cash equivalents and restricted cash, at end of period	$249,093	$180,847
Supplemental cash flow disclosures
Cash paid for interest	$169	$112
Cash paid for income taxes	$479	$232
Acquisition of fixed asset under capital lease	$433	$5,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
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
Effects of the Russian Military Action in Ukraine
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where the Company operates and derives its revenue. Several countries in which the Company operates are experiencing and may continue to experience military action and civil and political unrest as a result of such action. The Company has significant development operations in the emerging market economies of

Eastern Europe and more than half of the Company’s full-time employees have historically been located in Russia. During the three months ended June 30, 2022, the Company began a large-scale relocation effort of its Russia-based workforce to other jurisdictions. See Note 9 (Exit Costs) for additional information on the costs associated with such relocation efforts and Note 19 (Subsequent Events) for more information on the sale of the Company’s Russian subsidiaries.
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
As of June 30, 2022, the Company has experienced long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect its ability to fully furnish the infrastructure within its data centers. The Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks.
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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022.
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
2.Summary of Significant Accounting Policies
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, expensing and capitalization of research and development costs for internal-use software, the average period of benefit associated with costs capitalized to obtain revenue contracts, the determination of the fair value of stock-based awards issued, stock-based compensation expense, the determination of the estimated fair value of the convertible notes held by the Company, the valuations of the intangible assets acquired through acquisitions, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.
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
Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." The Company may take advantage of these exemptions until the Company is no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.
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
For the three and six months ended June 30, 2022 and 2021, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to the Semrush Marketplace was not material for the three and six months ended June 30, 2022 and 2021.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $8,071 as of June 30, 2022 compared December 31, 2021. During the three months ended June 30, 2022 and 2021, $24,295 and $15,617 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the six months ended June 30, 2022 and

2021, $30,760 and $20,164 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2022 was $721, which the Company expects to recognize over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2022. For performance obligations not satisfied as of June 30, 2022, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2021. The remaining durations are less than one year.
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
As of June 30, 2022 and December 31, 2021, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and six months ended June 30, 2022 and 2021, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at June 30, 2022 and December 31, 2021, due to the short-term nature of these instruments.
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
Beginning on January 1, 2022, as a result of changes in the economic facts and circumstances of its business environment, the Company reassessed its functional currency determinations for all foreign subsidiaries and determined that the functional currencies of the Company’s foreign subsidiaries is the local currency at each of its subsidiary locations, with the exception of its Russian subsidiaries where the U.S. dollar remains the functional currency. As of August 10, 2022, we no longer have operating subsidiaries in Russia. See Note 19 (Subsequent Events) for more information on the sale of our Russian subsidiaries. Accordingly, beginning January 1, 2022, assets and liabilities of the Company’s foreign subsidiaries that maintain local currencies as functional currencies are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The Company includes the effects of these foreign currency translation adjustments in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.
The foreign currency exchange (loss) gain included in other income, net for the three months ended June 30, 2022 and 2021 was $(138) and $(53), respectively, and $(616) and $(8) for the six months ended June 30, 2022 and 2021, respectively.

Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2022, comprehensive loss consists of net loss and the change in the cumulative foreign currency translation adjustment. The tax effect of the cumulative foreign currency translation adjustment is not significant for the three and six months ended June 30, 2022. Comprehensive loss equaled total net loss for the three and six months ended June 30, 2021.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement, and presentation of expenses and cash flows arising from a lease. For public entities, ASU 2016-02 is effective for years beginning after December 15, 2019. For non-public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2021 and interim periods in annual periods beginning after December 15, 2022. Early adoption is permitted. The Company plans to adopt this guidance in the year ending December 31, 2022. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the ASU is effective for years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. For non-public companies, the new standard is effective for years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance in the year ending December 31, 2022. The Company is currently assessing the impact that adopting this guidance will have on its consolidated financial statements.
3.    Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. At each of June 30, 2022 and December 31, 2021, restricted cash was $176 and related to cash held at a financial institution in an interest-bearing cash account as collateral for a letter of credit related to the contractual provisions for one of the Company’s building leases.
The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021.

	As of
	June 30, 2022	June 30, 2021
Cash and cash equivalents	$248,917	$180,759
Restricted cash included in “other assets”	176	88
Total cash, cash equivalents and restricted cash, at end of period	$249,093	$180,847

4.    Fair Value Measurements
Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. As of June 30, 2022 and December 31, 2021, cash equivalents held in money market funds totaled $15,531 and $21,366, respectively.
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
The total estimated fair value of the contingent consideration payable was $540 and $824 as of June 30, 2022 and December 31, 2021, respectively. The following table represents the key inputs used in the fair value calculation:

	As of
	June 30, 2022	December 31, 2021
Risk free interest rate	2.19%	0.45%
Projected year of payment	2022 - 2023	2022 – 2023
Revenue volatility	7.0%	22.3%
Discount rate	4.48%	5.87%
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
As of June 30, 2022 and December 31, 2021, the Company measured its investments in convertible notes (see Note 6 “Other Assets”) and its contingent consideration associated with the acquisition of Prowly.com sp. z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3) and did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2). The changes in fair value of the contingent consideration associated with the Prowly acquisition were insignificant for each of the three and six months ended June 30, 2022 and 2021.
A rollforward of the fair value measurements of the convertible notes for the three months ended June 30, 2022, is as follows:

Balance as of December 31, 2021	$500
Additional investment in convertible notes	2,000
Change in fair value included in other income, net	661
Balance as of March 31, 2022	3,161
Change in fair value included in other income, net	367
Balance as of June 30, 2022	$3,528
The net increase in the fair value of the convertible notes as of June 30, 2022 compared to December 31, 2021 is primarily driven by additional convertible note purchases of $2,000, along with a $1,028 increase in fair value.
Changes in the estimated fair value of the contingent consideration payable are recognized (reversed) over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the three months ended June 30, 2022 is as follows:

Balance as of December 31, 2021	$424
Expense recognized (reversed) related to service period rendered	106
Balance as of March 31, 2022	530
Expense recognized (reversed) related to service period rendered	(141)
Balance as of June 30, 2022	$389

5.    Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Computer equipment	$11,173	$10,045
Furniture and office equipment	1,372	948
Leasehold improvements	1,783	1,737
Total property and equipment	14,328	12,730
Less: accumulated depreciation and amortization	(5,696)	(4,460)
Property and equipment, net	$8,632	$8,270
Depreciation and amortization expense related to property and equipment was $848 and $1,654 for the three and six months ended June 30, 2022, respectively, and was $790 and $1,134 for the three and six months ended June 30, 2021, respectively.
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
These convertible note investments are classified as available-for-sale securities. The January 2021 Notes and January 2022 Note are included in other assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity dates. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825, Financial Instruments, and accounting for the entire hybrid instrument at fair value through other income (loss). The Company recorded an increase in the fair value of the convertible notes of $367 and $1,028 for the three and six months ended June 30, 2022, respectively. Changes in the fair value of the convertible notes were not material for the three and six months ended June 30, 2021.
With respect to its investments in these convertible debt securities, the Company has a variable interest in an issuer of these securities, which is a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results for the three and six months ended June 30, 2022 or 2021. Significant judgments included the determination that this variable interest entity lacked sufficient equity at risk to finance its activities without additional subordinated support, and that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests do not constitute a controlling financial interest.

7.    Net Income (Loss) Per Share
In March 2021, the Company amended its certificate of incorporation to create two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 13 “Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)”, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one (1) vote per share and each share of Class B common stock is entitled to ten (10) votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Shares of Class B common stock are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. See Note 13 “Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)” for additional information regarding the current conversion and transfer terms of the Company’s common stock. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
Diluted net income (loss) per share gives effect to all potentially dilutive securities. Potential dilutive securities consist of shares of common stock issuable upon the exercise of stock options, shares of common stock issuable upon the conversion of the outstanding shares of Preferred Stock, and shares of common stock issuable upon the vesting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock unit (“PSUs”).
For the three and six months ended June 30, 2022, and for the three months ended June 30, 2021, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share as its effect would have been anti-dilutive due to the net loss incurred for the period.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	141,042,000	135,312,000	140,921,000	115,951,000
Dilutive effect of share equivalents resulting from stock options	—	—	—	6,896,000
Dilutive effect of share equivalents resulting from RSAs, RSUs, and PSUs	—	—	—	143,000
Dilutive effect of shares issuable upon conversion of preferred stock	—	—	—	14,273,000
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	141,042,000	135,312,000	140,921,000	137,263,000

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options outstanding	7,089,833	6,998,703	7,089,833	1,978
Unvested RSAs, RSUs, and PSUs	1,444,694	144,791	366,961	101,269
	8,534,527	7,143,494	7,456,794	103,247

8.    Acquisitions, Acquired Intangible Assets, and Goodwill
Acquisitions
Backlinko
On January 13, 2022, the Company completed an asset purchase agreement with Backlinko, LLC (“Backlinko”), acquiring certain of Backlinko’s assets for cash consideration of $4,000. The purpose of this asset acquisition was to acquire valuable content and to access an existing revenue stream in Backlinko’s SEO courses.
The Company accounted for this transaction as an asset acquisition and allocated the cost of the asset acquisition to the individual assets acquired. The Company allocated $3,915 to the acquired intangible assets and the remaining cost of the acquisition was allocated to the other assets acquired, which were not material. The identifiable intangible assets consisted of trade names and intellectual property, which the Company amortizes over the assets useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired trade name and content of five years and four years, respectively.
Kompyte
On March 14, 2022, the Company completed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were not material for the six months ended June 30, 2022, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
Upon the completion of the acquisition, Kompyte became a wholly owned subsidiary of the Company. The results of operations of Kompyte have been included in the Company’s consolidated financial statements from the date of acquisition.
The Company has accounted for this transaction as a business combination under the acquisition method. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The Company recorded the excess of the purchase price over those fair values as goodwill. The following table presents the purchase price allocation recorded in the Company’s consolidated balance sheet as of the acquisition date, which was final as of June 30, 2022:

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Other assets	$328
Goodwill	5,176
Identifiable intangible assets	5,500
Total assets acquired	$11,004
Liabilities assumed
Current and non-current liabilities	$1,004
Total liabilities assumed	$1,004
Net assets acquired	$10,000
The Company allocated $5,500 of the purchase price to identifiable intangible assets consisting of developed technology, trade names, and customer relationships, which it amortizes over the assets useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired developed technology, trade names, and customer relationships of six years, six years, and three years, respectively.
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
Intangible Assets
Intangible assets consisted of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consists of the following:

	As of June 30, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	4,294	(515)	3,779
Trade name	3,826	(308)	3,518
Content	1,958	(224)	1,734
Customer relationships	600	(59)	541
Capitalized internal-use software	3,257	(1,485)	1,772
Total as of June 30, 2022	$13,935	$(2,591)	$11,344

	As of December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	1,194	(266)	928
Trade name	68	(30)	38
Capitalized internal-use software	2,964	(1,005)	1,959
Total as of December 31, 2021	$4,226	$(1,301)	$2,925

During the three and six months ended June 30, 2022, the Company capitalized $165 and $782, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $203 and $334, respectively. During the three and six months ended June 30, 2021, the Company capitalized $144 and $271, respectively, of software development costs, and recorded amortization expense associated with its capitalized software development costs of $130 and $259, respectively.
Amortization expense for acquired intangible assets was $528 and $811 for the three and six months ended June 30, 2022, respectively, and $55 and $116 for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, future amortization expense is expected to be as follows:

Amount
Remainder of 2022	$1,448
2023	2,739
2024	2,517
2025	2,030
2026 and thereafter	2,610
Total	$11,344
Goodwill
The changes in the carrying value of goodwill during the six months ended June 30, 2022 were as follows:

Amount
Balance as of January 1, 2022	$1,991
Kompyte acquisition	5,176
Foreign currency translation adjustment	(427)
Balance as of June 30, 2022	$6,740

9.    Exit Costs
On February 24, 2022, Russian forces launched significant military action against Ukraine. As a result of this conflict and the sanctions imposed by the European Union, United Kingdom, United States and Canada, among others, the Company began to exit its operations in Russia during March 2022, and is winding down its operations in Russia and relocating its employees, which is expected to be completed by September 30, 2022.
All costs associated with its exit activities from Russia are included in the unaudited condensed consolidated statements of operations in its income from continuing operations under the line item, Exit Costs.
Exit costs in connection with the winding down of operations in Russia include employee severance and fringe benefit costs in accordance with statutory requirements, and other associated relocation costs.
For employee severance and fringe benefit costs, the Company incurred costs of $1,244 in the three and six months ended June 30, 2022. The Company does not expect to incur additional employee severance and fringe benefit costs related to the winding down of its operations in Russia that would be significant to its results of operations.
For other associated costs, the Company incurred $2,241 in the three and six months ended June 30, 2022. The Company expects to incur an additional $8,459 in other associated costs during the year ending December 31, 2022.

10.    Accrued expenses
Accrued expenses consist of the following:

	As of
	June 30, 2022	December 31, 2021
Employee compensation	$5,117	$10,580
Income taxes payable	1,647	2,375
Other taxes payable	6,956	3,264
Vacation reserves	1,642	1,988
Marketing	4,501	—
Hosting	1,157	—
Other	4,289	1,272
Total accrued expenses	$25,309	$19,479
11.     Revolving Credit Facility
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
As of June 30, 2022, the Company had not drawn on this revolving credit facility. For the three and six months ended June 30, 2022, the Company incurred $106 and $187 in interest expense, respectively, relating to this credit facility. For the three and six months ended June 30, 2021, the Company incurred $28 and $53 in interest expense, respectively, relating to this credit facility.

12.    Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. For the three and six months ended June 30, 2022 we recorded provisions for income taxes of $739 and $879, respectively. For the three and six months ended June 30, 2021, we recorded provisions for income taxes of $141 and $227, respectively. Our effective tax rate for the six months ended June 30, 2022 and 2021 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against our net deferred tax assets.
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

13.    Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
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
As of June 30, 2022, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
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
Stock Split
On March 15, 2021, the Board approved a 3-for-1 stock-split of the Company’s common stock. The stock split was approved by the stockholders on March 15, 2021 and became effective on March 15, 2021. Upon the effectiveness of the stock split, (i) every one share of common stock outstanding was increased to 3 shares of common stock, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally increased on a 3-for-1 basis, and (iii) the exercise price of each outstanding option to purchase common stock was proportionately decreased on a 3-for-1 basis. Additionally, shares of common stock reserved for issuance upon the conversion of the Company’s Preferred Stock were proportionately increased on a 3-for-1 basis and the respective conversion prices of the Preferred Stock were proportionately reduced. All share and per share data shown in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively revised to reflect the stock split.
Common Stock Reserved for Future Issuance
As of June 30, 2022, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	7,089,833
Options reserved for future issuance	9,594,620
Restricted stock outstanding	105,090
Restricted stock units	1,150,829
Performance stock units	1,377,216
Total authorized shares of common stock reserved for future issuance	19,317,588
n
]
14.    Stock-Based Compensation
In 2019, the Board adopted the Semrush Holdings, Inc. 2019 Stock Option and Grant Plan (the “2019 Plan”), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards, including restricted stock unit awards, to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 8,682,600 shares of the Company’s common stock. In July 2020, the 2019 Plan was amended to provide for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 10,163,772 shares of the Company’s common stock. Stock options generally vest over a 4 year period and expire 10 years from the date of grant.

Certain options provide for accelerated vesting if there is a change in control (as defined in the 2019 Plan).
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

The Company has recorded stock-based compensation expense of $2,204 and $3,136 during the three and six months ended June 30, 2022, respectively and recorded $569 and $1,162 during the three and six months ended June 30, 2021, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$21	$7	$32	$14
Sales and marketing	277	52	410	242
Research and development	358	68	507	135
General and administrative	1,548	442	2,187	771
Total stock-based compensation	$2,204	$569	$3,136	$1,162
As of June 30, 2022, there was $10,969 and $2,143 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan and 2019 Plan, respectively, which is expected to be recognized over a weighted-average period of 3.61 years and 2.07 years, respectively. As of June 30, 2022, there was $12,986 and $105 of unrecognized compensation cost related to unvested restricted stock unit awards, which are expected to be recognized over a weighted-average period of 3.59 years. For unvested performance stock units, these awards were granted with four year vesting terms for which the probability of vesting achievement is assessed at each reporting period.
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

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	52.9%	52.0%	52.9%	52.0%
Weighted-average risk-free interest rate	2.57%	1.13%	2.52%	1.04%
Expected dividend yield	—	—	—	—
Expected life – in years	6	6	6	6
A summary of the Company’s option activity as of June 30, 2022, which all occurred under the 2019 Plan and the 2021 Plan, and changes during the six months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	6,329,822	$2.32	8.14
Granted	1,544,343	12.04
Exercised	(341,495)	1.56
Forfeited	(442,837)	3.09
Outstanding at June 30, 2022	7,089,833	4.42	8.08
Options exercisable at June 30, 2022	3,870,456	1.39	7.5
The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2022 was $6.22 and $6.31 per share, respectively. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2021 was $6.69 and $6.13 per share, respectively. No tax benefits were realized from options during the three and six months ended June 30, 2022 or 2021.
The aggregate intrinsic value of options outstanding as of June 30, 2022 and December 31, 2021 was $62,368 and $117,734, respectively.
The aggregate intrinsic value for options exercised during the three and six months ended June 30, 2022 was $1,231 and $3,386, respectively. The aggregate intrinsic value for options exercised during the three and six months ended June 30, 2021 was $473 and $492, respectively.
The aggregate intrinsic value for options exercisable as of June 30, 2022 was $44,764.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2022 and December 31, 2021, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of June 30, 2022, 51,762 shares have vested in connection with this Restricted Stock Issuance.

During the three and six months ended June 30, 2022, the Company granted to employees RSU awards for 799,487 and 989,929 shares of Class A common stock under the 2021 Plan, respectively. During the three and six months ended June 30, 2021, the Company granted to employees RSU awards for 96,525 and 155,025 shares of Class A common stock under the 2021 Plan, respectively. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense related to the RSU grants of $913 and $1,191, respectively. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense related to the RSU grants of $120 and $145, respectively.
A summary of RSU activity under the Company’s 2021 Plan for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	239,936	$17.21	$4,129
Granted	989,929	11.72	11,602
Vested	(45,133)	13.70	618
Forfeited	(35,331)	12.30	435
Unvested balance as of June 30, 2022	1,149,401	$11.38	$13,080
During the three and six months ended June 30, 2022, the Company granted to employees PSU awards for 894,709 and 1,395,596 shares of Class A common stock under the 2021 Plan, respectively. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense related to the PSU grants of $134 and $140, respectively. As of June 30, 2022, there was $91 of unrecognized compensation cost related to unvested performance stock units granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.71 years.
The Company records stock-based compensation expense related to the PSU grants when it is probable that the underlying performance conditions will be recognized. During the three and six months ended June 30, 2022 the Company granted two sets of PSU grants; executives and acquisition-related. The acquisition-related PSUs contained a market component. These awards were deemed probable of achievement by the Company. The executive grants are not probable of achievement. Accordingly, expense was recognized for acquisition-related PSUs. This expense was immaterial during the three and six months ended June 30, 2022. An immaterial amount of expense has been recognized in connection with executive PSU awards that vested, however the remaining executive PSU awards continue to be deemed improbable of achievement during the three months ended June 30, 2022. For PSU grants that have only service and performance conditions, the Company measures these awards at the fair value of its common stock on the grant dates. For PSU grants that incorporate a market condition, only the market condition is reflected in the estimated fair value on the grant dates. The Company determined the fair value of the PSU awards using a binomial valuation method.
A summary of PSU activity under the Company’s 2021 Plan for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	—	$—	$—
Granted	1,395,596	11.27	15,728
Vested	—	—	—
Forfeited	(68,421)	11.68	799
Unvested balance at June 30, 2022	1,327,175	$11.28	$14,971

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Risk-free interest rate	2.07%	2.07%
Volatility	70.00%	70.00%
Dividend Yield	—%	—%
Term (years)	4.13	4.13
*No PSUs were granted during the three or six months ended June 30, 2021.
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
The first service period of the ESPP began on September 1, 2021, and the second service period of the ESPP began on March 1, 2022. The Company recognized $41 and $122 in stock-based compensation expense related to these service periods for the three and six months ended June 30, 2022, respectively. On February 28, 2022, the Company issued 39,516 shares of its Class A common stock to its employees under its ESPP for the service period then ended.
15.    Commitments and Contingencies
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire at various dates through 2028. In addition, the Company has multi-year, non-cancelable commitments with its data centers. Some of these lease agreements contain escalating rent payments. Rent expense is recorded on a straight-line basis. Rent expense was $1,108 and $2,443 for the three and six months ended June 30, 2022, respectively, and $954 and $1,881 for the three and six months ended June 30, 2021, respectively.

Future minimum amounts payable as of June 30, 2022, under the office facilities operating leases are as follows:

Operating Leases
Remainder of 2022	$1,866
2023	2,529
2024	2,145
2025	1,718
2026	1,663
2027 and thereafter	633
Total minimum lease payments	$10,554
Capital Leases
During the six months ended June 30, 2022 and 2021, the Company entered into leases for certain data center equipment under non-cancelable capital leases. The lease arrangements have terms of 36 months beginning on the date the Company accepts the installation of the equipment subject to the lease. During the year ended December 31, 2021 and the six months ended June 30, 2022, a portion of the equipment was installed and their related leases commenced. The Company is required to make total payments of $7,074 over the term of the leases and has a remaining obligation of $4,381 as of June 30, 2022, which is excluded from the table above.
Future minimum amounts payable as of June 30, 2022, under non-cancelable capital leases related to the data center equipment are as follows:

Capital Leases
Remainder of 2022	$1,119
2023	2,358
2024	691
2025	153
2026	—
2027 and thereafter	—
Total future lease payments	4,321
Less: imputed interest	(418)
Total	$3,903
Other
In addition to the lease commitments above, the Company also has multi-year commitments with certain data providers through March 31, 2026. The Company is committed to spend approximately $6,378, $8,591, and $8,500 for the remainder of the year ending December 31, 2022, and for the years ending December 31, 2023 and 2024, respectively, for data services.
Litigation
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three or six months ended June 30, 2022, and, to the best of its knowledge, no material legal proceedings were pending or threatened during that period.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2022, the Company has not incurred any costs for the above guarantees and indemnities.
16.    Components of Other Income (Expense), Net
The components of other income (expense), net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency exchange loss	(138)	(53)	(616)	(8)
Other income (expense), net	849	(70)	1,486	(64)
Total other income (expense), net	$711	$(123)	$870	$(72)
17.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three and six months ended June 30, 2022, the Company made matching contributions of $(72) and $438, respectively, to the 401(k) Plan. For the three and six months ended June 30, 2021, the Company made matching contributions of $134 and $224, respectively, to the 401(k) Plan.
18.    Segment and Geographic Information
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

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
United States	$28,830	$20,572	$54,652	$38,840
United Kingdom	6,356	4,676	12,233	8,873
Other	27,424	19,757	52,853	37,290
Total revenue	$62,610	$45,005	$119,738	$85,003
Property and equipment, net by geographic location consists of the following:

	As of
	June 30, 2022	December 31, 2021
Property and equipment, net:
United States	$6,296	$6,409
Russia	1,611	1,406
Czech Republic	453	408
Other	272	47
Total assets	$8,632	$8,270

19.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2022 through August 12, 2022, the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of June 30, 2022, and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these unaudited condensed consolidated financial statements and except as disclosed below.
Sale of the Company’s Russian Subsidiaries
On August 3, 2022, the Company completed the sale of its two Russian subsidiaries, Semrush RU Ltd. and Semrush SM Ltd., in connection with the winding down of its operations in Russia. The Company received an insignificant amount of consideration in connection with the sale of these two subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, along with the financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1.A Risk Factors included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We currently operate subsidiaries in Cyprus, the Czech Republic, Germany, the Netherlands, Poland, Spain, Serbia, and Armenia, with employees based in each location.
As a response to the Russian military action in Ukraine and subsequent U.S., E.U., and other sanctions against Russia, we continue to wind down operations in Russia and relocate employees outside of the country. We have incurred approximately $1.2 million in employee severance and fringe benefit costs related to these activities, and approximately $2.2 million in other associated costs during the three and six months ended June 30, 2022. We expect these relocations to be substantially complete by September 30, 2022, and we expect to incur total costs of approximately $17.5 million to $21.5 million during fiscal year 2022 with respect to such relocations. As of August 10, 2022, we no longer have operating subsidiaries in Russia. See Note 9 (Exit Costs) to our unaudited condensed consolidated financial statements for more information on such costs and Note 19 (Subsequent Events) for more information on the sale of our Russian subsidiaries. For more information on the risks of geographic instability on our operations, see “Item 1A. Risk Factors—Most Material Risks to Us—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating combined revenues of $35.2 million and $66.9 million for the three and six months ended June 30, 2022, respectively, and $25.2 million and $47.7 million for the three and six months ended June 30, 2021, respectively.

We have one reportable segment. See Note 18 “Segment and Geographic Information” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as the daily revenue of all paid subscription agreements that are actively generating revenue as of the last day of the reporting period multiplied by 365, except that we calculate the ARR from Prowly’s customers as the monthly recurring revenue as of the last month of the reporting period multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has cancelled or intends to cancel its subscription and we continue to generate revenue from them. As of June 30, 2022 and 2021, we had more than 91,000 paying customers and 79,000 paying customers, respectively, accounting for $254.7 million and $188.0 million in ARR, respectively.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of June 30, 2022 and December 31, 2021 was approximately 125% and 126%, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of June 30, 2022 and June 30, 2021 was $2,792 and $2,351, respectively. We define ARR per paying customer during a given period as ARR from our paying customers at the end of the period divided by the number of paying customers as of the end of the same period. We define the number of paying customers as the number of unique business and individual customers at the end of a particular period. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of

@XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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
Free cash flow and free cash flow margin
We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by total revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allow us to better understand the cash needs of our business. While we believe that free cash flow and free cash flow margin are useful in evaluating our business, free cash flow and free cash flow margin are each a non-GAAP financial measure that have limitations as an analytical tool, and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash provided by operating activities in accordance with GAAP. The utility of each of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as tool for comparison. A summary of our cash flows from operating, investing and financing activities is provided below. We recommend that you review the reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash provided by operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, provided below, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Six Months Ended June 30, (in thousands)
	2022	2021
Net cash provided by operating activities	$589	$10,059
Net cash used in investing activities	(19,573)	(1,871)
Net cash (used in) provided by financing activities	(251)	137,040
Effect of exchange rate changes on cash and cash equivalents	(1,513)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,748)	145,228

	Six Months Ended June 30, (in thousands)
	2022	2021
Net cash provided by operating activities	$589	$10,059
Purchases of property and equipment	(2,798)	(750)
Capitalization of internal-use software costs	(782)	(271)
Free cash flow	$(2,991)	$9,038

	Six Months Ended June 30, (in thousands)
	2022	2021
Net cash provided by operating activities (as a percentage of revenue)	0.9%	11.8%
Purchases of property and equipment (as a percentage of revenue)	(4.5)%	(0.9)%
Capitalization of internal-use software costs (as a percentage of revenue)	(1.2)%	(0.3)%
Free cash flow margin	(4.8)%	10.6%
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
As of June 30, 2022 we served over 91,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three and six months ended June 30, 2022, no single customer accounted for more than 10% of our revenue.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform, acquiring data, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team and our customer success team, and data acquisition costs. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions. We allocate overhead costs, such as rent and facility costs, certain information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs directly associated with our sales and marketing department, including salaries, benefits, incentive compensation, and stock-based compensation, online advertising expenses, and marketing and promotional expenses, as well as allocated overhead costs. Sales and marketing expenses also include amortization expense associated with acquired intangibles that further our marketing efforts. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized on a straight-line basis over the average period of benefit, which we estimate to be two years. We expect that our sales and marketing expenses will continue to increase, as both a percentage of sales and in absolute dollars for the year ending December 31, 2022. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.
General and Administrative
General and administrative expenses primarily consist of personnel and related expenses, including salaries, benefits, incentive compensation, and stock-based compensation, associated with our finance, legal, human resources, and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting, and other consulting services, insurance, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, increases in insurance premiums, investor relations and professional services. We expect our general and administrative expenses to increase for the remainder of the fiscal year ending December 31, 2022, both in dollar amount and as a percentage of revenue, in part due to the ongoing and estimated future costs of relocating employees and winding down of our Russia operations as a result of the ongoing conflict in Ukraine. For more information on the risks of geographic instability on our operations, see “Item 1A. Risk Factors—Most Material Risks to Us—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”.
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate, with the exception of Russia where the U.S. dollar is the functional currency. Accordingly, for the three and six months ended June 30, 2022, the functional currencies of our international locations were the local currencies for these regions, except for Russia, which is the U.S. dollar. As of August 10, 2022, we no longer have operating subsidiaries in Russia. See Note 19 (Subsequent Events) for more information on the sale of our Russian subsidiaries. For the three and six months ended June 30, 2021, the functional currency of our international operations was the U.S. dollar except for Prowly, which is the Polish Zloty. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change. Interest expense is related to our outstanding revolving credit facility, as well as interest associated with outstanding capital leases.
Other income, net also includes amounts for other miscellaneous income and expense, and gains and losses, unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible note investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income (expense) for each reporting period.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the three and six months ended June 30, 2022 and 2021 primarily relates to income earned in certain foreign jurisdictions.
Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2022	2021	2022	2021
Revenue	$62,610	$45,005	$119,738	$85,003
Cost of revenue (1)	12,598	10,238	24,185	19,011
Gross profit	50,012	34,767	95,553	65,992
Operating expenses
Sales and marketing (1)	30,894	18,298	56,724	34,755
Research and development (1)	9,671	5,964	17,809	11,322
General and administrative (1)	14,218	10,520	28,381	18,424
Exit costs	3,485	—	3,485	—
Total operating expenses	58,268	34,782	106,399	64,501
(Loss) income from operations	(8,256)	(15)	(10,846)	1,491
Other income (expense), net	711	(123)	870	(72)
(Loss) income before income taxes	(7,545)	(138)	(9,976)	1,419
Provision for income taxes	739	141	879	227
Net (loss) income	$(8,284)	$(279)	$(10,855)	$1,192
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$21	$7	$32	$14
Sales and marketing	277	52	410	242
Research and development	358	68	507	135
General and administrative	1,548	442	2,187	771
Total stock-based compensation	$2,204	$569	$3,136	$1,162

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	20%	23%	20%	22%
Gross profit	80%	77%	80%	78%
Operating expenses
Sales and marketing	49%	41%	47%	41%
Research and development	15%	13%	15%	13%
General and administrative	23%	23%	24%	22%
Exit costs	6%	—%	3%	—%
Total operating expenses	93%	77%	89%	76%
(Loss) income from operations	(13)%	—%	(9)%	2%
Other income (expense), net	1%	—%	1%	—%
(Loss) income before income taxes	(12)%	—%	(8)%	2%
Provision for income taxes	1%	—%	1%	—%
Net (loss) income	(13)%	(1)%	(9)%	1%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue
Our revenue during the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$62,610	45,005	$17,605	39%	$119,738	85,003	$34,735	41%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from 79,000 as of June 30, 2021 to over 91,000 as of June 30, 2022. The increases in revenue for the three and six months ended June 30, 2022 were also driven by growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
United States	$28,830	$20,572	$54,652	$38,840
United Kingdom	6,356	4,676	12,233	8,873
Other	27,424	19,757	52,853	37,290
Total revenue	$62,610	$45,005	$119,738	$85,003

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$62,610	$45,005	$17,605	39%	$119,738	$85,003	$34,735	41%
Cost of revenue	$12,598	$10,238	$2,360	23%	$24,185	$19,011	$5,174	27%
Gross profit	$50,012	$34,767	$15,245	44%	$95,553	$65,992	$29,561	45%
Gross margin	79.9%	77.3%			79.8%	77.6%

The increases in cost of revenue for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were primarily due to the following changes:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Change
	(in thousands)
Personnel costs	$641	$963
Hosting fees	343	1,334
Integration and data costs	344	616
Merchant fees	715	1,647
Depreciation and amortization	446	499
Other	(129)	115
Cost of revenue	$2,360	$5,174

For the three months ended June 30, 2022, cost of revenue increased by $2.4 million compared to the corresponding period of the prior year. Personnel costs increased primarily as a result of a 32% increase in headcount from the prior year period, as we continue to grow our customer support and customer success teams to support our customer growth. Merchant fees increased with sales growth. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth.
For the six months ended June 30, 2022, cost of revenue increased by $5.2 million compared to the corresponding period of the prior year. Personnel costs increased primarily as a result of a 43% increase in headcount from the prior year period, as we continue to grow our customer support and customer success teams to support our customer growth. Hosting fees increased, driven by the additional costs associated with our growth in subscription revenue and the additional costs associated with expanding our relationships with our current paying subscribers. Integrations and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Merchant fees increased with sales growth.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$30,894	$18,298	$12,596	69%	$56,724	$34,755	$21,969	63%
Percentage of total revenue	49.3%	40.7%			47.4%	40.9%

The increase in sales and marketing expense for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Change
	(in thousands)
Personnel costs	$3,808	$7,578
Marketing and advertising expense	6,998	11,318
Other	1,790	3,073
Sales and marketing	$12,596	$21,969
For the three months ended June 30, 2022, sales and marketing expense increased by $12.6 million compared to the corresponding period of the prior year. This increase was partially driven by an increase in personnel costs due to a 41% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the three months ended June 30, 2022, compared to the corresponding period of the prior year. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
For the six months ended June 30, 2022, sales and marketing expense increased by $22.0 million compared to the corresponding period of the prior year. This increase was partially driven by an increase in personnel costs due to a 35% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the six months ended June 30, 2022, compared to the corresponding period of the prior year. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$9,671	$5,964	$3,707	62%	$17,809	$11,322	$6,487	57%
Percentage of total revenue	15.4%	13.3%			14.9%	13.3%

For the three months ended June 30, 2022, research and development costs increased by $3.7 million compared to the corresponding period of the prior year, primarily as a result of a 25% increase in headcount compared to the corresponding period of the prior year, and increased employee costs due to the competitive labor market, as we continue to expand our product development teams.
For the six months ended June 30, 2022, research and development costs increased by $6.5 million compared to the corresponding period of the prior year, primarily as a result of a 39% increase in headcount compared to the corresponding period of the prior year, and increased employee costs due to the competitive labor market, as we continue to expand our product development teams.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$14,218	$10,520	$3,698	35%	$28,381	$18,424	$9,957	54%
Percentage of total revenue	22.7%	23.4%			23.7%	21.7%

The increase in general and administrative expense for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Change
	(in thousands)
Personnel costs	$1,003	$3,544
Dues and subscriptions	(295)	876
Professional services	1,452	2,413
Business insurance	20	899
Other	1,518	2,225
General and administrative	$3,698	$9,957
For the three months ended June 30, 2022, general and administrative expense increased by $3.7 million compared to the corresponding period of the prior year. This increase was primarily driven by a 20% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. Included in personnel costs is a 250% increase in stock-based compensation expense for the three months ended June 30, 2022. Professional services increases are related to our company growth and the higher costs associated with being a public company.
For the six months ended June 30, 2022, general and administrative expense increased by $10.0 million compared to the corresponding period of the prior year. This increase was primarily driven by a 38% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. Included in personnel costs is a 184% increase in stock-based compensation expense for the six months ended June 30, 2022. Dues and subscriptions, professional services, and business insurance increases are related to our company growth and the higher costs associated with being a public company.
Exit Costs
All costs associated with the winding down of our operations in Russia are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with the winding down of our operations in Russia include employee severance and fringe benefit costs in accordance with statutory requirements, and other associated relocation costs.
For employee severance and fringe benefit costs, we incurred costs of $1.2 million in the three and six months ended June 30, 2022. We do not expect to incur additional employee severance and fringe benefit costs related to the winding down of our operations in Russia that would be significant to our results of operations.
For other associated costs, we incurred $2.2 million in the three and six months ended June 30, 2022. We expect to incur an additional $8.5 million in other associated costs during the year ending December 31, 2022.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$711	$(123)	$834	(678)%	$870	$(72)	$942	(1308)%
Percentage of total revenue	1.1%	(0.3)%			0.7%	(0.1)%

The increase in other income for the three and six months ended June 30, 2022 compared to the corresponding periods of the prior year was primarily due to a net increase in the value of our convertible note investments, partially offset by realized and unrealized foreign exchange gains and losses from transactions associated with our international activities.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$739	$141	$598	424%	$879	$227	$652	287%
Percentage of total revenue	1.2%	0.3%			0.7%	0.3%
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
As of June 30, 2022, we had cash and cash equivalents of $248.9 million and accounts receivable of $2.3 million. With the exception of the three month period ended March 31, 2021 and the six month period ended June 30, 2021, we have generated losses from operations since inception. We expect to continue to incur operating losses and negative cash flows for the foreseeable future due to the investments in our business we intend to make as described above.
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
Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of June 30, 2022, we had not drawn on this revolving credit facility or the letter of credit.

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing and product and development departments, and hosting costs.
Net cash provided by operating activities during the six months ended June 30, 2022 was $0.6 million as compared to $10.1 million provided by operating activities during the six months ended June 30, 2021. The change resulted from a net loss of $10.9 million adjusted for non-cash charges of $11.3 million and a net cash inflow of $0.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.2 million of depreciation and amortization expense, $4.8 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $3.1 million of stock-based compensation expense. The changes in operating assets and liabilities was primarily the result of a $7.2 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $4.8 million increase in accrued expenses, and a $0.1 million decrease in accounts receivable. These inflows were partially offset by a $6.0 million decrease in deferred contract costs, a $2.7 million decrease in accounts payable, and a $4.9 million increase in prepaid expenses and other current assets.
Net cash provided by operating activities during the six months ended June 30, 2021 was $10.1 million, which resulted from a net income of $1.2 million adjusted for non-cash charges of $5.6 million and a net cash inflow of $3.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $1.4 million of depreciation and amortization expense, $3.0 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $1.2 million of stock-based compensation expense. The changes in operating assets liabilities was primarily the result of a $8.2 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $5.0 million increase in accrued expenses, and a $0.7 million increase in accounts payable. These inflows were partially offset by a $4.8 million increase in deferred contract costs, a $4.5 million increase in prepaid expenses and other current assets, and a $1.3 million increase in accounts receivable.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $19.6 million and $1.9 million, respectively. The increase of $19.5 million of cash used in investing activities was primarily related to the one-time acquisitions of Backlinko and Kompyte in January 2022 and March 2022, respectively, totaling $14.0 million, an increase in the purchases of computer equipment and hardware of $2.0 million, the investment in convertible debt securities of $2.0 million and, to a lesser extent, an increase in capitalized costs associated with internal use software of $0.5 million. During the six months ended June 30, 2021, cash used in investing activities also included $0.5 million paid for two convertible debt securities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was insignificant and consisted of cash inflows relating to the exercises of stock options and cash outflows relating to payments on capital leases. Net cash provided by financing activities for the six months ended June 30, 2021 was $137.0 million, primarily consisting of the net proceeds from the IPO.
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
As of June 30, 2022, our contractual obligations consisted of: (i) operating lease commitments of $10.6 million, of which $1.9 million is due in 2022 and $8.7 million is due thereafter, (ii) capital lease commitments of $4.4 million, of which $1.2 million is due in 2022 and $3.2 million is due thereafter, and (iii) other purchase obligations of $37.7 million. See Note 15 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our lease and purchase commitments.
As of June 30, 2022, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.
Recent Accounting Pronouncements
See the section titled “Recent Accounting Pronouncements” in Note 2 “Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.
Our critical accounting policies are described under the heading Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 2 “Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
We had cash and cash equivalents of $248.9 million as of June 30, 2022. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of June 30, 2022, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of June 30, 2022, we had not drawn on this revolving credit facility or the letter of credit.
We did not have any current investments in marketable securities as of June 30, 2022 and 2021.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, rubles, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. As of June 30, 2022, we incur significant expenses outside the United States denominated in these foreign currencies, primarily the ruble. In connection with the relocation of employees out of Russia and into Europe, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the ruble would result in a $2.3 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2022, our disclosure controls and procedures were not effective.
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
Notwithstanding the identified material weakness, our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we expect to continue to incur net losses in the future. We incurred a net loss of $10.9 million for the six months ended June 30, 2022, and net losses of $7.0 million and $3.3 million for the years ended December 31, 2020 and 2021, respectively. We had an accumulated deficit of $50.0 million as of June 30, 2022. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. We expect to generate additional losses as we continue to relocate employees outside of Russia as a result of ongoing military action in Ukraine. For more information on the risks of regional instability to our operations, see “—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results.
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where we operate and derive our revenue. Several countries in which we operate are experiencing and may continue to experience military action and civil and political unrest as a result of such action. We have significant development operations in the emerging market economies of Eastern Europe and more than half of our full-time employees have historically been located in Russia. While we have many employees in Russia, our sales in the region are not currently significant. As of June 30, 2022, we continue to actively wind down operations in Russia and relocate employees outside of the country and, as of August 10, 2022, we no longer have operating subsidiaries in Russia.
In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has ensued and appears likely to continue. The impact to Ukraine and Russia, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. We are incurring and expect to continue to incur significant expenses in connection with the relocation of our employees from Russia to other geographies in which we operate and to new locations, as appropriate, in response to the ongoing conflict. We expect to incur total costs of approximately $17.5 million to $21.5 million during fiscal year 2022 in connection with such relocations. See Note 9 “Exit Costs” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on such expenses. It is possible that we may need to take additional operational measures in response to the ongoing conflict and that the expenses related to those measures could have a significant effect on our operations and financial condition, as well as our profitability in the foreseeable future. Additionally, Russia’s exclusion from the SWIFT system could require us to find alternative methods of funding our Russian operations until we are able to successfully complete winding them down, and such alternatives may not be sufficient or available at all. Furthermore, Russian authorities have threatened to sue, seize assets, or arrest corporate leaders of any western company operating in Russia if it withdraws from the country or criticizes the government. If we refuse to pay a sanctioned bank or otherwise comply with sanctions imposed by the U.S. and other countries, we may be subject to additional judicial action by the Russian government. Any such material adverse effect from the conflict, enhanced sanctions activity, and subsequent responses may disrupt our relationship with our vendors, disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region.
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
We are led by our CEO and co-founder, Oleg Shchegolev, our Chief Operating Officer, Vitalii Obishchenko, and our President, Eugene Levin, each of whom plays an important role in driving our culture, determining our strategy, and executing against that strategy companywide. If the services of Mr. Shchegolev, Mr. Obishchenko, and/or Mr. Levin become unavailable to us for any reason, including due to ongoing relocation efforts, it may be difficult or impossible for us to find an adequate and timely replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our strategies and initiatives.
An inability to attract and retain other highly skilled employees could harm our business.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for highly qualified personnel in Boston, Massachusetts, where our headquarters is located, and in Philadelphia, Pennsylvania, Trevose, Pennsylvania, Austin, Texas, Dallas, Texas, Amsterdam, The Netherlands, Barcelona, Spain, Belgrade, Serbia, Berlin, Germany, Limassol, Cyprus, Prague, Czech Republic, Warsaw, Poland and Yerevan, Armenia where we have offices is intense, especially for software engineers experienced in designing and developing software and SaaS applications, and experienced sales professionals who understand our products and the market in which we operate. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, immigration laws in the locations in which we have offices and operations restrict or limit our ability to recruit internationally. Any changes to the immigration policies applicable to locations in which we have offices and operations that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Additionally, we may lose personnel as part of our ongoing efforts to relocate employees out of Russia due to the ongoing military conflict in Ukraine. We may not be able to successfully relocate all of the employees we are trying to relocate, because of their unwillingness to relocate, regulatory impediments to relocation or for other reasons, which may cause us to lose skilled personnel. We also may not be able to compensate for the loss of such personnel through hiring efforts in new locations due to competitive labor markets and increased costs of labor in those jurisdictions. For more information on the risks of geographic instability on our operations, see “—Instability in geographies where we have significant operations and personnel, including in Russia, could have a material adverse effect on our business, customers, and financial results”. Many of the companies with which we compete for experienced personnel may be able to offer more attractive terms of employment to potential candidates. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations to such former employers, resulting in a diversion of our time and resources.
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
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 151 countries, and the number of our paying customers has grown from over 82,000 as of December 31, 2021 to over 91,000 as of June 30, 2022. We have 14 offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees in a remote setting and managing multi-geographic teams as the ongoing COVID-19 pandemic prevents the full reopening of our offices and certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
To manage growth in our operations and personnel, we will need to continue to scale and improve our operational, financial, and management controls, and our reporting systems and procedures, which will require significant capital expenditures increasing our cost of operations and the reallocation of valuable management resources. As we scale, it may become more difficult and will require additional capital expenditures to maintain and increase the productivity of our employees, to address the needs of our actual and prospective customers, and provide high-quality customer service, to further develop and enhance our products, and remain competitive against our competitors’ products. Additionally, our global expansion and relocation efforts have placed, and our expected future growth will continue to place, a significant strain on our management, customer service teams, product and development, sales and marketing, administrative, financial, and other resources.
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
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom and Australia. Approximately 54% of our revenue for the years ended December 31, 2021 and 2020 and approximately 54% for the six months ended June 30, 2022 was generated from sales to paying customers located outside the United States, including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
•geopolitical and economic instability in and impacting the localities where we have foreign operations;
•rising inflation impacting the stability of our workforce and foreign operations;
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
•regional health issues and the impact of public health epidemics and pandemics on employees and the global economy, such as the ongoing COVID-19 pandemic; and
•travel, work-from-home or other restrictions or work stoppages, like those currently imposed by governments around the world as a result of the ongoing COVID-19 pandemic.
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
The effects of the ongoing COVID-19 pandemic remain uncertain and may materially affect our customers or potential customers and how we operate our business, and the duration and extent to which the pandemic continues to threaten our future operating results remains uncertain.
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales and marketing, which depends in part on the amount of spending allocated by our paying customers or potential paying customers on sales and marketing technology and information. In addition to the internal strategy of our paying customers, which is not predictable and is subject to change, this spending depends on worldwide economic and geopolitical conditions. The United States, EU, and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, public health crises, and pandemics such as the ongoing COVID-19 pandemic, civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine) and overall economic uncertainty. In recent months, we have observed increased economic uncertainty in the United States and abroad. These developments may lead to growing concerns about the systemic impact of a potential global economic recession, energy costs geopolitical issues, or the availability and cost of credit and higher interest rates, which could further lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad. As our customers react to recent global economic conditions, especially if conditions disproportionately impact SMBs that make up an important segment of our paying customer base, we may see customers reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity, thereby affecting the rate of information technology spending and adversely affect our paying customers’ ability or willingness to purchase our products, delay prospective paying customers’ purchasing decisions, reduce the value or duration of their premium subscription contracts, or affect retention rates. Specifically, most of our paying customers are on month-to-month premium subscriptions that can be cancelled at any time. The current economic downturn may cause some of our paying customers to view a premium subscription to our platform as a discretionary purchase and reduce their discretionary spending on our platform, either reducing or terminating their premium subscription or deciding not to upgrade to another premium subscription. Such customers may seek to utilize free or lower-cost solutions from alternative sources or request to renegotiate existing contracts on less advantageous terms to us than those currently in place, default on payments on existing contracts, or not renew a contract at the end of its term. Such reductions or delays in spending on our solutions, lack of renewals, inability to attract new customers, as well as potential pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.
Furthermore, the spending patterns of the SMBs that make up a large portion of our paying customer base are difficult to predict and are typically more susceptible to the adverse effects of economic fluctuations, including those caused by the ongoing COVID-19 pandemic and rising inflation, and overall consumer confidence. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than our competitors who do not focus on SMBs to the extent that we do.
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
In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. Furthermore, as a response to the Russian military action in Ukraine and subsequent U.S., E.U., and other sanctions against Russia, we are winding down our operations in Russia and relocating employees outside the country. We expect to incur additional costs in connection with these relocations due to competitive labor markets and higher costs of talent and labor in the geographies to which we are relocating these employees. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.
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
As our business is global, our activities are also subject to foreign legislation and regulation. In the EU, the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the e-Privacy Directive, and related implementing legislation in the EU member states, and in the UK, the Privacy and Electronic Communications (EC Directive) Regulations 2003, require that accessing or storing information on an internet user’s device, such as through a cookie, is allowed only if the internet user has been informed thereof, and provided prior unambiguous, specific, and informed consent for the placement of a cookie on a user’s device. A new e-Privacy Regulation is currently under discussion by EU member states to replace the e-Privacy Directive. Although it remains under debate, the proposed e-Privacy Regulation would amend rules on third-party cookies and significantly increase penalties for non-

compliance. We cannot yet determine the impact such future laws, regulations, and standards may have on our use of third-party cookies. Additionally, the use of third-party cookies in the digital advertising ecosystem, particularly in the context of real-time bidding advertising auctions, is subject to increased regulatory scrutiny in the EU and the UK. Several European data protection authorities (including in Belgium, Ireland, UK, Poland, Spain, Luxembourg, and the Netherlands) have launched investigations or inquiries over Google’s and other AdTech companies’ practices concerning the collection and sharing of consumer data through cookies, the outcome of which is still uncertain. These investigations or inquiries could result in the imposition of more stringent standards around consent to place cookies or otherwise restrict the use of third-party cookies for online behavioral advertising. We have also received inquiries from, and engaged in correspondence with, European data protection authorities regarding our practices regarding cookies used on our websites, and the outcome of these inquiries is still uncertain.
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
We maintain offices in the EU (including Cyprus, the Czech Republic, Germany, the Netherlands, Poland, and Spain) and we have customers in the EU and the UK. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “UK GDPR”), and related member state implementing legislation. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK-specific amendments) into UK law (the “UK GDPR”). The EU GDPR and UK GDPR are collectively defined herein as “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK.
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
Additionally, The United States has issued a new Executive Order 14071 (“EO 14071”) prohibiting, in part, new investment in Russia. We believe we are in compliance with the new and evolving sanctions and export control laws, including EO 14071. However, it is possible that, as part of our compliance efforts, it may be difficult for us to procure the necessary software for our operations. Furthermore, our efforts to comply with U.S. sanctions requirements may cause us to be in conflict with or violate new sanctions imposed by the Russian government in response to sanctions activities by other countries. Any such violations may adversely affect our operations or financial condition.
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
In addition, we will be required pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2022, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Class A common stock.
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
Our internal resources and personnel may in the future be insufficient to avoid accounting errors and there can be no assurance that we will not have additional material weaknesses in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls, procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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
We are expanding our international operations to better support our growth into international markets. We are also hiring workers in several jurisdictions outside our local offices. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations and we may be required to revise our intercompany agreements. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency.

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
We have a limited trading history. Since shares of our Class A common stock were sold in our IPO on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $7.41 to $32.48 through June 30, 2022. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of June 30, 2022 held in the aggregate 81% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2022, our directors, executive officers, and their affiliates, held in the aggregate 81% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

SEMRUSH HOLDINGS, INC.

August 15, 2022	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

August 15, 2022	By:	/s/ Evgeny Fetisov
Evgeny Fetisov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)