Form 10-Q
period 2022-09-30
SEMrush Holdings, Inc.
filed 2022-11-14
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of November 8, 2022, there were 43,638,756 shares of the registrant’s Class A Common Stock and 97,916,005 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	48
	Part II. Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 6.	Exhibits	92
	Signatures	94

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

•the impact of the ongoing COVID-19 pandemic, rising inflation and interest rates, market uncertainty and volatility, and other global financial, economic, and political events on our business, industry and supply chain; and
•our ability to successfully relocate employees outside of Russia, including completing our relocation plans on the timeline we expect and at the anticipated cost.
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

Risk Factors Summary
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following, which are described in further detail in Item 1A:
•Our business and operating results will be harmed if our paying customers do not renew or do not upgrade their premium subscriptions or if they fail to purchase additional products.
•If we fail to attract new potential customers through unpaid and paid marketing efforts, register them for trials, and convert them into paying customers, our operating results would be harmed.
•The market in which we operate is intensely competitive, and if we do not compete effectively, our ability to attract and retain customers could be harmed, which would negatively impact our business and operating results.
•We have incurred losses in the past and may not consistently achieve profitability in the future.
•Instability in geographies where we have significant operations and personnel could have a material adverse effect on our business, customers, and financial results.
•Our products depend on publicly available and paid third-party data sources, and, if we lose access to data provided by such data sources or the terms and conditions on which we obtain such access becomes less favorable, our business could suffer.
•If we are unable to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to maintain and expand our customer base may be impaired, and our business and financial results may be harmed.
•We depend on our executive officers and other key employees, and the loss of one or more of these employees could harm our business.
•If we fail to maintain and improve our methods and technologies, or fail to anticipate new methods or technologies for data collection and analysis, hardware, software, and software-related technologies, competing products and services could surpass ours in depth, breadth, or accuracy of our data, the insights that we offer or in other respects, which could result in a loss of customers and harm our business and financial results.
•Failures or loss of, or material changes with respect to, the third-party hardware, software, and infrastructure on which we rely, including third-party data center hosting facilities and third-party distribution channels to support our operations, could adversely affect our business.
•If the security of the confidential information or personal information of any our customers on our platform is breached or otherwise subjected to unauthorized access or disclosure, our reputation may be harmed, and we may be exposed to significant liability.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high-quality customer service, and customer satisfaction, or attract new employees and customers and our business could suffer.
•We are exposed to risks associated with payment processing and any disruption to such processing systems could adversely affect our business and results of operations.

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
•A loss or decrease in the sizes or types of paying customers that purchase premium subscriptions to our platform or products could negatively affect our business, and our financial results may fluctuate due to increasing variability in our sales cycles.
•Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.
•We have been and expect to continue to be subject to litigation for any of a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition.
•Our referral partners and resellers provide revenue to our business, and we benefit from our association with them. Our failure to maintain successful relationships with these partners could adversely affect our business.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of September 30, 2022 held in the aggregate 82% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$246,554	$269,665
Accounts receivable	2,762	2,190
Deferred contract costs, current portion	7,362	6,338
Prepaid expenses and other current assets	6,340	5,345
Total current assets	263,018	283,538
Property and equipment, net	6,985	8,270
Intangible assets, net	11,254	2,925
Goodwill	6,337	1,991
Deferred contract costs, net of current portion	2,443	2,254
Other assets	3,748	1,096
Total assets	$293,785	$300,074
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,153	$9,942
Accrued expenses	17,647	19,479
Deferred revenue	47,121	40,232
Other current liabilities	2,664	1,896
Total current liabilities	80,585	71,549
Long-term liabilities
Deferred revenue, net of current portion	382	237
Deferred tax liability	111	268
Other long-term liabilities	1,430	2,478
Total liabilities	82,508	74,532
Commitments and contingencies (Note 15)
Stockholders' equity
Undesignated preferred stock, $0.00001 par value - 100,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2022 or December 31, 2021	—	—
Class A common stock, $0.00001 par value - 1,000,000,000 shares authorized, and 43,615,053 shares issued and outstanding as of September 30, 2022; 31,841,061 shares issued and outstanding as of December 31, 2021	—	—
Class B common stock, $0.00001 par value - 160,000,000 shares authorized, and 97,918,005 shares issued and 97,864,674 outstanding as of September 30, 2022; 108,975,216 shares issued and 108,870,126 outstanding as of December 31, 2021	1	1
Additional paid-in capital	271,783	264,871
Accumulated other comprehensive deficit	(1,460)	(230)
Accumulated deficit	(59,047)	(39,100)
Total stockholders’ equity	211,277	225,542
Total liabilities and stockholders' equity	$293,785	$300,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$65,793	$49,252	$185,531	$134,255
Cost of revenue	12,405	11,362	36,590	30,373
Gross profit	53,388	37,890	148,941	103,882
Operating expenses
Sales and marketing	30,569	20,674	87,293	55,428
Research and development	10,134	6,174	27,943	17,497
General and administrative	17,007	11,372	45,388	29,796
Exit costs	5,932	—	9,417	—
Total operating expenses	63,642	38,220	170,041	102,721
(Loss) income from operations	(10,254)	(330)	(21,100)	1,161
Other income (expense), net	1,483	(184)	2,353	(256)
(Loss) income before income taxes	(8,771)	(514)	(18,747)	905
Provision for income taxes	321	101	1,200	328
Net (loss) income	$(9,092)	$(615)	$(19,947)	$577

Net (loss) income per share attributable to common stockholders:
Basic	$(0.06)	$—	$(0.14)	$—
Diluted	$(0.06)	$—	$(0.14)	$—
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders:
Basic	141,256	135,673	141,034	122,595
Diluted	141,256	135,673	141,034	138,639

Net (loss) income	$(9,092)	$(615)	$(19,947)	$577
Other comprehensive (loss) income
Foreign currency translation adjustments	(109)	—	(1,230)	—
Comprehensive (loss) income	$(9,201)	$(615)	$(21,177)	$577
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	95,050,041	$—	—	$—	—	$—	$4,975	$—	$(35,815)	$(6,840)
Conversion of preferred stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of $13,378 in issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	3,861	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	593	—	—	593
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,471	1,471
Balances at March 31, 2021	—	$—	—	$—	—	$—	—	$—	10,000,000	$—	124,749,102	$1	$174,254	$—	$(34,344)	$139,911
Issuance of Class A Common Stock in connection with the partial exercise of the overallotment option in connection with the initial public offering, net of $825 in issuance costs	—	—	—	—	—	—	—	—	719,266	—	—	—	9,245	—	—	9,245
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	81,102	—	(81,102)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	28,442	—	19	—	—	19
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	569	—	—	569
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(279)	(279)
Balances at June 30, 2021	—	$—	—	$—	—	$—	—	$—	10,800,368	$—	124,696,442	$1	$184,087	$—	$(34,623)	$149,465
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	11,186,251	—	(11,186,251)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	543,826	—	578	—	—	578
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	627	—	—	627
Vesting of Class B Common Stock in connection with Restricted Stock Awards	—	—	—	—	—	—	—	—	—	—	51,762	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(615)	(615)
Balances at September 30, 2021	—	$—	—	$—	—	$—	—	$—	21,986,619	$—	114,105,779	$1	$185,292	$—	$(35,238)	$150,055

SEMRUSH HOLDINGS, INC.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	—	$—	—	$—	—	$—	31,841,061	$—	108,870,126	$1	$264,871	$(230)	$(39,100)	$225,542
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	10,842,862	—	(10,842,862)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	197,828	—	—	—	924	—	—	924
Issuance of shares in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	39,516	—	—	—	—	—	—	—
Vesting of Class A Common Stock in connection with Restricted Stock Units	—	—	—	—	—	—	—	—	14,625	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	932	—	—	932
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,571)	(2,571)
Balances at March 31, 2022	—	$—	—	$—	—	$—	—	$—	42,935,892	$—	98,027,264	$1	$266,727	$(494)	$(41,671)	$224,563
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	156,600	—	(156,600)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	143,667	—	—	—	270	—	—	270
Vesting of Class A Common Stock in connection with Restricted Stock Units	—	—	—	—	—	—	—	—	25,024	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,204	—	—	2,204
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(857)	—	(857)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,284)	(8,284)
Balances at June 30, 2022	—	$—	—	$—	—	$—	—	$—	43,261,183	$—	97,870,664	$1	$269,201	$(1,351)	$(49,955)	$217,896
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	57,749	—	(57,749)	—	—	—	—	—
Exercise of Stock Options	—	—	—	—	—	—	—	—	264,455	—	—	—	345	—	—	345
Issuance of shares in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	25,240	—	—	—	257	—	—	257
Vesting of Class A Common Stock in connection with Restricted Stock Units	—	—	—	—	—	—	—	—	6,426	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,980	—	—	1,980
Vesting of Class B Common Stock in connection with Restricted Stock Awards	—	—	—	—	—	—	—	—	—	—	51,759	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,092)	(9,092)
Balances at September 30, 2022	—	$—	—	$—	—	$—	—	$—	43,615,053	$—	97,864,674	$1	$271,783	$(1,460)	$(59,047)	$211,277
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net (loss) income	$(19,947)	$577
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization expense	6,626	2,438
Amortization of deferred contract costs	7,145	4,578
Amortization of deferred financing and debt issuance costs	53	—
Loss on disposal of subsidiary	1,738	—
Stock-based compensation expense	5,116	1,789
Non-cash interest expense	96	158
Change in fair value of convertible debt securities	(889)	—
Deferred taxes	290	(83)
Deposit on letter of credit	—	88
Changes in operating assets and liabilities
Accounts receivable	(344)	(741)
Deferred contract costs	(8,358)	(6,964)
Prepaid expenses and other current assets	(1,395)	(3,924)
Other current liabilities	1,562	—
Accounts payable	4,824	(3,219)
Accrued expenses	(2,772)	14,419
Deferred revenue	6,299	9,634
Other long-term liabilities	(38)	—
Net cash provided by operating activities	6	18,750
Investing Activities
Purchases of property and equipment	(4,016)	(1,558)
Purchases of convertible debt securities	(2,000)	(500)
Capitalization of internal-use software development costs	(1,273)	(433)
Cash paid for acquisition of assets and businesses, net of cash acquired	(13,993)	(350)
Net cash used in investing activities	(21,282)	(2,841)
Financing Activities
Proceeds from exercise of stock options	1,539	604
Issuance of shares in connection with Employee Stock Purchase Plan	257	—
Payment of capital leases	(1,967)	(913)
Net proceeds from completing initial public offering	—	137,467
Net cash (used in) provided by financing activities	(171)	137,158
Effect of exchange rate changes on cash and cash equivalents	(1,664)	—
(Decrease) increase in cash, cash equivalents and restricted cash	(23,111)	153,067
Cash, cash equivalents and restricted cash, at beginning of period	269,665	35,619
Cash, cash equivalents and restricted cash, at end of period	$246,554	$188,686
Supplemental cash flow disclosures
Cash paid for interest	$66	$193
Cash paid for income taxes	$627	$201
Acquisition of fixed assets under capital lease	$212	$5,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and has wholly owned subsidiaries in Armenia, Canada, Cyprus, the Czech Republic, Germany, the Netherlands, Poland, Spain, Serbia, and the United States.
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
In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has been ongoing and is likely to continue. The impact to Ukraine and Russia, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the Company’s operations. Any such material adverse effect from the conflict, enhanced sanctions activity, and subsequent responses may disrupt the Company’s relationships with its vendors, disrupt its delivery of services, cause the Company to shift all or portions of its work occurring in the region to other countries, and may restrict the Company’s ability to engage in certain projects in the region. For more information on the risks of regional instability to our operations, see Item 1A. Risk Factors under the header "Instability in geographies where we have significant operations and personnel could have a material adverse effect on our business, customers, and financial results”.
During the second quarter of 2022, the Company began a large-scale relocation effort of its Russia-based workforce to other jurisdictions. The Company’s exit from Russia was substantially completed by September 30, 2022 and, as of August 2022, the Company no longer had operating subsidiaries in Russia. See Note 9 “Exit Costs” for additional information on the costs associated with such relocation efforts and information on the sale of the Company’s Russian subsidiaries.
Sale of the Company’s Russian Subsidiaries
On August 3, 2022, the Company completed the sale of its two Russian subsidiaries, Semrush RU Ltd. and Semrush SM Ltd., in connection with the winding down of its operations in Russia. The Company received an insignificant amount of consideration in connection with the sale of these two subsidiaries. See Note 9 “Exit Costs” for further detail.
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
As of September 30, 2022, the Company has experienced long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect its ability to timely furnish the infrastructure within its data centers. The Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022.
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Emerging Growth Company Status
The Company is an "emerging growth company" (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." The Company may take advantage of these exemptions until the Company is no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.
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
For the three and nine months ended September 30, 2022 and 2021, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to the Semrush Marketplace was not material for the three and nine months ended September 30, 2022 and 2021.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $7,034 as of September 30, 2022 compared to December 31, 2021. During the three months ended September 30, 2022 and 2021, $24,123 and $18,504 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the nine months ended September 30, 2022 and 2021, $37,188 and $22,874 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2022 was $1,438, which the Company expects to recognize over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2022. For performance obligations not satisfied as of September 30, 2022, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2021. The remaining durations are less than one year.
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
As of September 30, 2022 and December 31, 2021, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended September 30, 2022 and 2021, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated their fair values at September 30, 2022 and December 31, 2021, due to the short-term nature of these instruments.
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
Beginning on January 1, 2022, as a result of changes in the economic facts and circumstances of its business environment, the Company reassessed its functional currency determinations for all foreign subsidiaries and determined that the functional currencies of the Company’s foreign subsidiaries is the local currency at each of its subsidiary locations, with the exception of its Russian subsidiaries where the U.S. dollar remains the functional currency. As of August 10, 2022, we no longer have operating subsidiaries in Russia. See Note 19 “Subsequent Events” for more information on the sale of our Russian subsidiaries. Accordingly, beginning January 1, 2022, assets and liabilities of the Company’s foreign subsidiaries that maintain local currencies as functional currencies are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The Company includes the effects of these foreign currency translation adjustments in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.
The foreign currency exchange gain (loss) included in other income, net for the three months ended September 30, 2022 and 2021 was $410 and $(57), respectively, and $(206) and $(66) for the nine months ended September 30, 2022 and 2021, respectively.
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2022, comprehensive loss consists of net loss and the change in the cumulative foreign currency translation adjustment. The tax effect of the cumulative foreign currency translation adjustment is not significant for the three and nine months ended September 30, 2022. Comprehensive loss equaled total net loss for the three and nine months ended September 30, 2021.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement, and presentation of expenses and cash flows arising from a lease. As an EGC, ASU 2016-02 is effective for fiscal years beginning after December 15, 2021 and interim periods in annual periods beginning after December 15, 2022. Early adoption is permitted. The Company has begun implementing ASU 2016-02 and plans to adopt through a cumulative adjustment to retained earnings on the date of adoption of January 1, 2022. Significant implementation matters being addressed by the Company include documenting the new lease accounting process, determining incremental borrowing rate, and completing the population of the leases for evaluation. The standard includes a number of practical expedients that the Company is evaluating and may elect to apply. The Company expects this new leasing standard to result in the recognition of material right-of-use assets and corresponding lease liabilities on the consolidated balance sheets, primarily related to its office leases, but it does not expect it to have a material impact on its results of operations or cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. ASU 2016-13 affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. For non-public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company plans to adopt this guidance in the year ending December 31, 2023. This ASU is currently not expected to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the

ASU is effective for years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. For non-public companies, the new standard is effective for years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this guidance in the year ending December 31, 2022. This ASU is currently not expected to have a material impact on our consolidated financial statements.
3.    Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. At December 31, 2021, restricted cash was $176 and related to the contractual provisions for a letter of credit for one of the Company’s building leases. As of September 30, 2022 this cash was returned to the Company and a corresponding reduction was made to the Company’s line of credit. See Note 11 “Revolving Credit Facility” for detail on this credit facility. Prior to September 30, 2022, this cash was held at a separate financial institution in an interest-bearing cash account as collateral for the letter of credit related to the Company’s building leases.
The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021.

	As of
	September 30, 2022	September 30, 2021
Cash and cash equivalents	$246,554	$188,510
Restricted cash included in “other assets”	—	176
Total cash, cash equivalents and restricted cash, at end of period	$246,554	$188,686

4.    Fair Value Measurements
Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. As of September 30, 2022 and December 31, 2021, cash equivalents held in money market funds totaled $58,526 and $21,366, respectively.
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
The total estimated fair value of the contingent consideration payable was $346 and $824 as of September 30, 2022 and December 31, 2021, respectively. The following table represents the key inputs used in the fair value calculation:

	As of
	September 30, 2022	December 31, 2021
Risk free interest rate	3.50%	0.45%
Projected year of payment	2023	2022 – 2023
Revenue volatility	20.8%	22.3%
Discount rate	9.07%	5.87%
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
As of September 30, 2022 and December 31, 2021, the Company measured its investments in convertible notes (see Note 6 “Other Assets”) and its contingent consideration associated with the acquisition of Prowly.com sp. z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3) and did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2). The changes in fair value of the contingent consideration associated with the Prowly acquisition were insignificant for each of the three and nine months ended September 30, 2022 and 2021.
A rollforward of the fair value measurements of the convertible notes for the nine months ended September 30, 2022, is as follows:

Balance as of December 31, 2021	$500
Additional investment in convertible notes	2,000
Change in fair value included in other income, net	661
Balance as of March 31, 2022	3,161
Change in fair value included in other income, net	367
Balance as of June 30, 2022	3,528
Change in fair value included in other income, net	(139)
Balance as of September 30, 2022	$3,389
The net increase in the fair value of the convertible notes as of September 30, 2022 compared to December 31, 2021 is primarily driven by additional convertible note purchases of $2,000, along with a $889 increase in fair value.
Changes in the estimated fair value of the contingent consideration payable are recognized (reversed) over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the nine months ended September 30, 2022 is as follows:

Balance as of December 31, 2021	$424
Expense recognized (reversed) related to service period rendered	106
Balance as of March 31, 2022	530
Expense recognized (reversed) related to service period rendered	(141)
Balance as of June 30, 2022	389
Expense recognized (reversed) related to service period rendered	(149)
Balance as of September 30, 2022	$240

5.    Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Computer equipment	$10,234	$10,045
Furniture and office equipment	1,325	948
Leasehold improvements	446	1,737
Total property and equipment	12,005	12,730
Less: accumulated depreciation and amortization	(5,020)	(4,460)
Property and equipment, net	$6,985	$8,270
Depreciation and amortization expense related to property and equipment was $1,712 and $3,366 for the three and nine months ended September 30, 2022, respectively, and was $813 and $1,947 for the three and nine months ended September 30, 2021, respectively.
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
These convertible note investments are classified as available-for-sale securities. The January 2021 Notes and January 2022 Note are included in other assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity dates. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825, Financial Instruments, and accounting for the entire hybrid instrument at fair value through other income (loss). The Company recorded a (decrease) increase in the fair value of the convertible notes of $(139) and $889 for the three and nine months ended September 30, 2022, respectively. Changes in the fair value of the convertible notes were not material for the three and nine months ended September 30, 2021.
With respect to its investments in these convertible debt securities, the Company has a variable interest in an issuer of these securities, which is a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results for the three and nine months ended September 30, 2022 or 2021. Significant judgments included the determination that this variable interest entity lacked sufficient equity at risk to finance its activities without additional subordinated support, and that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests do not constitute a controlling financial interest.

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
For the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share as its effect would have been anti-dilutive due to the net loss incurred for the period.
For the nine months ended September 30, 2021, dilutive net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period, the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs, RSAs, and the dilutive effect of shares issuable upon the conversion of the Company’s preferred stock. The following table presents a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	141,256,000	135,673,000	141,034,000	122,595,000
Dilutive effect of share equivalents resulting from stock options	—	—	—	6,417,000
Dilutive effect of share equivalents resulting from RSAs and RSUs	—	—	—	164,000
Dilutive effect of shares issuable upon conversion of preferred stock	—	—	—	9,463,000
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	141,256,000	135,673,000	141,034,000	138,639,000
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options outstanding	6,797,943	6,500,908	6,797,943	19,503
Unvested RSAs, RSUs, and PSUs	1,249,624	140,793	1,249,624	23,723
	8,047,567	6,641,701	8,047,567	43,226

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
Kompyte
On March 14, 2022, the Company completed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were not material for the nine months ended September 30, 2022, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
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

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Other assets	$328
Goodwill	4,928
Identifiable intangible assets	5,500
Total assets acquired	$10,756
Liabilities assumed
Current and non-current liabilities	$756
Total liabilities assumed	$756
Net assets acquired	$10,000
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
Intangible Assets
Intangible assets consisted of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consists of the following:

	As of September 30, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$4,294	$(695)	$3,599
Trade name	3,826	(489)	3,337
Content	1,958	(347)	1,611
Customer relationships	600	(109)	491
Capitalized internal-use software	3,748	(1,532)	2,216
Total as of September 30, 2022	$14,426	$(3,172)	$11,254

	As of December 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$1,194	$(266)	$928
Trade name	68	(30)	38
Capitalized internal-use software	2,964	(1,005)	1,959
Total as of December 31, 2021	$4,226	$(1,301)	$2,925

During the three and nine months ended September 30, 2022, the Company capitalized $491 and $1,005, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $193 and $527, respectively. During the three and nine months ended September 30, 2021, the Company capitalized $170 and $441, respectively, of software development costs, and recorded amortization expense associated with its capitalized software development costs of $123 and $382, respectively.
Amortization expense for acquired intangible assets was $528 and $1,345 for the three and nine months ended September 30, 2022, respectively, and $55 and $171 for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, future amortization expense is expected to be as follows:

Amount
Remainder of 2022	$733
2023	2,804
2024	2,582
2025	2,077
2026 and thereafter	3,058
Total	$11,254

Goodwill
The changes in the carrying value of goodwill during the six months ended September 30, 2022 were as follows:

Amount
Balance as of January 1, 2022	$1,991
Kompyte acquisition	4,928
Foreign currency translation adjustment	(582)
Balance as of September 30, 2022	$6,337

9.    Exit Costs
On February 24, 2022, Russian forces launched significant military action against Ukraine. As a result of this conflict and the sanctions imposed by the European Union, United Kingdom, United States and Canada, among others, the Company began to exit its operations in Russia during March 2022, and is winding down its operations in Russia and relocating its employees. As of August 2022, the Company no longer had operating subsidiaries in Russia, and as of September 30, 2022, the Company has relocated substantially all of its employees outside of Russia. All costs associated with its exit activities from Russia are included in the unaudited condensed consolidated statements of operations in its income from continuing operations under the line item, Exit Costs.
Exit costs in connection with the winding down of operations in Russia include employee severance and fringe benefit costs, the loss on the sales of the Company’s Russian subsidiaries, and other associated relocation costs.
For employee severance and fringe benefit costs, the Company incurred costs of $1,244 during the nine months ended September 30, 2022. These costs were insignificant for the three months ended September 30, 2022. The Company does not expect to incur additional employee severance and fringe benefit costs related to the winding down of its operations in Russia that would be significant to its results of operations.
For other associated relocation costs, the Company incurred $4,194 and $6,435 in the three and nine months ended September 30, 2022. The Company expects to incur an additional $1,600 in other associated costs during the quarter ending December 31, 2022.
During the three months ended September 30, 2022, the Company completed its sale of its two Russia-based subsidiaries. The Company recorded a loss on the sale of its Russian subsidiaries of approximately $1,738, primarily consisting of the disposal of fixed assets which was included in exit costs in the unaudited condensed consolidated statement of operations.

10.    Accrued expenses
Accrued expenses consist of the following:

	As of
	September 30, 2022	December 31, 2021
Employee compensation	$4,121	$10,580
Income taxes payable	1,546	2,375
Other taxes payable	8,800	3,264
Vacation reserves	1,607	1,988
Other	1,573	1,272
Total accrued expenses	$17,647	$19,479
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
As of September 30, 2022, the Company had not drawn on this revolving credit facility, however, the Company reduced its available balance on this revolving credit facility by $176 to replace its letter of credit and associated restricted cash in conformance with the contractual provisions with one of its office leases. For the three and nine months ended September 30, 2022, the Company incurred $30 and $88 in interest expense, respectively, relating to this credit facility. For the three and nine months ended September 30, 2021, the Company incurred $28 and $81 in interest expense, respectively, relating to this credit facility.

12.    Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three and nine months ended September 30, 2022 the Company recorded provisions for income taxes of $321 and $1,200, respectively. For the three and nine months ended September 30, 2021, the Company recorded provisions for income taxes of $101 and $328, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the requirement to capitalize and amortize certain research and development costs in fiscal 2022 which results in a current tax provision but no deferred tax benefit as a result of the valuation allowance maintained against the Company’s net deferred tax assets. The Company’s effective tax rate for the nine months ended September 30, 2021 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against its net deferred tax assets.
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, the Company’s reassess any valuation allowances that we maintain on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. The Company maintains a valuation allowance on certain federal, state, and foreign tax attributes that are not more-likely-than-not realizable.

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
As of September 30, 2022, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
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
Common Stock Reserved for Future Issuance
As of September 30, 2022, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	6,797,943
Options reserved for future issuance	9,666,082
Restricted stock outstanding	53,331
Restricted stock units	1,182,705
Performance stock units	1,377,216
Total authorized shares of common stock reserved for future issuance	19,077,277
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
The Company has recorded stock-based compensation expense of $1,980 and $5,116 during the three and nine months ended September 30, 2022, respectively and recorded $627 and $1,789 during the three and nine months ended September 30, 2021, respectively. The following table shows stock-

based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$20	$7	$52	$22
Sales and marketing	189	100	599	245
Research and development	329	68	836	204
General and administrative	1,442	452	3,629	1,318
Total stock-based compensation	$1,980	$627	$5,116	$1,789
As of September 30, 2022, there was $10,337 and $1,626 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan and 2019 Plan, respectively, which is expected to be recognized over a weighted-average period of 3.37 years and 1.76 years, respectively. As of September 30, 2022, there was $12,527 and $81 of unrecognized compensation cost related to unvested restricted stock unit awards, which are expected to be recognized over a weighted-average period of 3.36 years and 0.91 years, respectively. For unvested performance stock units, these awards were granted with four year vesting terms for which the probability of vesting achievement is assessed at each reporting period.
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

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	53.7%	N/A	52.9%	52.0%
Weighted-average risk-free interest rate	2.65%	N/A	2.52%	1.04%
Expected dividend yield	—	N/A	—	—
Expected life – in years	6	N/A	6	6
A summary of the Company’s option activity as of September 30, 2022, which all occurred under the 2019 Plan and the 2021 Plan, and changes during the nine months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	6,329,822	$2.32	8.14
Granted	1,605,595	12.05
Exercised	(605,950)	1.45
Forfeited	(531,524)	3.96
Outstanding at September 30, 2022	6,797,943	4.57	7.85
Options exercisable at September 30, 2022	4,049,724	1.65	7.26
The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2022 was $6.53 and $6.32 per share, respectively. There were no options granted during the three months ended September 30, 2021. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 was $6.13 per share. No tax benefits were realized from options during the three and nine months ended September 30, 2022 or 2021.
The aggregate intrinsic value of options outstanding as of September 30, 2022 and December 31, 2021 was $48,665 and $117,734, respectively.
The aggregate intrinsic value for options exercised during the three and nine months ended September 30, 2022 was $2,734 and $6,120, respectively. The aggregate intrinsic value for options exercised during the three and nine months ended September 30, 2021 was $11,918 and $12,410, respectively.
The aggregate intrinsic value for options exercisable as of September 30, 2022 was $39,385.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2022 and December 31, 2021, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of September 30, 2022, 103,521 shares have vested in connection with this Restricted Stock Issuance.

During the three and nine months ended September 30, 2022, the Company granted to employees RSU awards for 55,729 and 1,045,658 shares of Class A common stock under the 2021 Plan, respectively. During the three and nine months ended September 30, 2021, the Company granted to employees RSU awards for 9,462 and 164,487 shares of Class A common stock under the 2021 Plan, respectively. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense related to the RSU grants of $934 and $2,125, respectively. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to the RSU grants of $139 and $284, respectively.
A summary of RSU activity under the Company’s 2021 Plan for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	239,936	$17.21	$4,129
Granted	1,045,658	11.71	12,245
Vested	(46,075)	13.81	636
Forfeited	(56,814)	13.48	766
Unvested balance as of September 30, 2022	1,182,705	$12.20	$14,429
During the nine months ended September 30, 2022, the Company granted to employees PSU awards for 1,395,596 shares of Class A common stock under the 2021 Plan. The Company did not grant PSU awards during the three months ended September 30, 2022.
During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense related to the PSU grants of $32 and $172, respectively. As of September 30, 2022, there was $59 of unrecognized compensation cost related to unvested performance stock units granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.46 years.
The Company records stock-based compensation expense related to the PSU grants when it is probable that the underlying performance conditions will be recognized. During the nine months ended September 30, 2022 the Company granted two sets of PSU grants; executives and acquisition-related. The acquisition-related PSUs contained a market component. These awards were deemed probable of partial achievement by the Company during the nine months ended September 30, 2022. The executive grants were not probable of achievement as of September 30, 2022. This expense attributable to acquisition-related PSUs was immaterial during the three and nine months ended September 30, 2022.
During the three and nine months ended September 30, 2022, an immaterial amount of expense has been recognized in connection with executive PSU awards, however, the remaining executive PSU awards were not probable of achievement as of September 30, 2022. For PSU grants that have only service and performance conditions, the Company measures these awards at the fair value of its common stock on the grant dates. For PSU grants that incorporate a market condition, only the market condition is reflected in the estimated fair value on the grant dates. The Company determined the fair value of the PSU awards using a binomial valuation method.
A summary of PSU activity under the Company’s 2021 Plan for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	—	$—	$—
Granted	1,395,596	11.18	15,603
Vested	—	—	—
Forfeited	(68,421)	11.68	799
Unvested balance at June 30, 2022	1,327,175	$11.18	$14,838
Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition. The compensation expense attributable to the acquisition-based PSU awards was estimated based on a Monte Carlo simulation model, which applied the following key assumptions:

Nine Months Ended September 30, 2022
Risk-free interest rate	2.07%
Volatility	70.00%
Dividend Yield	—%
Term (years)	4.13
No PSUs were granted during the three or nine months ended September 30, 2021.
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
The first service period of the ESPP began on September 1, 2021, the second service period of the ESPP began on March 1, 2022, and the third service period of the ESPP began on September 1, 2022. The Company recognized $44 and $166 in stock-based compensation expense related to these service periods for the three and nine months ended September 30, 2022, respectively. On February 28, 2022, the Company issued 39,516 shares of its Class A common stock to its employees under its ESPP for the service period then ended. On August 31, 2022, the Company issued 25,240 shares of its Class A common stock to its employees under its ESPP for the service period then ended.
15.    Commitments and Contingencies
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire at various dates through 2028. In addition, the Company has multi-year, non-cancelable commitments with its data centers. Some of these lease agreements contain escalating rent payments. Rent expense is recorded on a straight-line basis. Rent expense was $1,594 and $4,037 for the three and nine months ended September 30, 2022, respectively, and $994 and $2,875 for the three and nine months ended September 30, 2021, respectively.
Future minimum amounts payable as of September 30, 2022, under the office facilities operating leases are as follows:

Operating Leases
Remainder of 2022	$837
2023	2,959
2024	2,219
2025	1,755
2026	1,663
2027 and thereafter	634
Total minimum lease payments	$10,067
Capital Leases
During the nine months ended September 30, 2022 and 2021, the Company entered into leases for certain data center equipment under non-cancelable capital leases. The lease arrangements have terms of 36 months beginning on the date the Company accepts the installation of the equipment subject to the lease. During the year ended December 31, 2021 and the nine months ended September 30, 2022, a portion of the equipment was installed and their related leases commenced. The Company is required to make total payments of $7,178 over the term of the leases and has a remaining obligation of $3,871 as of September 30, 2022, which is excluded from the table above.
Future minimum amounts payable as of September 30, 2022, under non-cancelable capital leases related to the data center equipment are as follows:

Capital Leases
Remainder of 2022	$578
2023	2,393
2024	726
2025	174
2026	—
2027 and thereafter	—
Total future lease payments	3,871
Less: imputed interest	(424)
Total	$3,447

Other
In addition to the lease commitments above, the Company also has multi-year commitments with certain data providers through March 31, 2026. The Company is committed to spend approximately

$2,862, $8,108, and $8,500 for the remainder of the year ending December 31, 2022, and for the years ending December 31, 2023 and 2024, respectively, for data services.
Litigation
The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three or nine months ended September 30, 2022, and, to the best of its knowledge, no material legal proceedings were pending or threatened during that period.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of September 30, 2022, the Company has not incurred any costs for the above guarantees and indemnities.
16.    Components of Other Income (Expense), Net
The components of other income (expense), net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency exchange gain (loss)	410	(57)	(206)	(66)
Other income (expense), net	1,073	(127)	2,559	(190)
Total other income (expense), net	$1,483	$(184)	$2,353	$(256)
17.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three and nine months ended September 30, 2022, the Company made matching contributions of $259 and $697, respectively, to the 401(k) Plan. For the three and nine months ended September 30, 2021, the Company made matching contributions of $160 and $384, respectively, to the 401(k) Plan.
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
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$31,309	$22,317	$85,961	$61,038
United Kingdom	6,565	5,164	18,798	14,064
Other	27,919	21,771	80,772	59,153
Total revenue	$65,793	$49,252	$185,531	$134,255
Property and equipment, net by geographic location consists of the following:

	As of
	September 30, 2022	December 31, 2021
Property and equipment, net:
United States	$5,757	$6,409
Russia	—	1,406
Czech Republic	353	408
Other	875	47
Total assets	$6,985	$8,270

19.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2022 through November 14, 2022, the date this Quarterly Report on Form 10-Q was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these unaudited condensed consolidated financial statements.

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
As a response to the Russian military action in Ukraine and subsequent U.S., E.U., and other sanctions against Russia, we continue to wind down our operations in Russia and have relocated substantially all of our employees outside of the country. We incurred approximately $1.2 million in employee severance and fringe benefit costs related to these activities during the nine months ended September 30, 2022. Employee severance and fringe benefit costs were insignificant for the three months ended September 30, 2022. We incurred approximately $4.1 million and approximately $6.3 million in other associated relocation costs during the three and nine months ended September 30, 2022, respectively. As of August 2022, we no longer have operating subsidiaries in Russia. See Note 9 “Exit Costs” to our unaudited condensed consolidated financial statements for more information on such costs. For more information on the risks of geographic instability on our operations, see “Item 1A. Risk Factors—Most Material Risks to Us—Instability in geographies where we have significant operations and personnel could have a material adverse effect on our business, customers, and financial results”.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating combined revenues of $37.9 million and $104.8 million for the three and nine months ended September 30, 2022, respectively, and $27.5 million and $75.1 million for the three and nine months ended September 30, 2021, respectively.

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
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them. As of September 30, 2022 and 2021, we had more than 94,000 paying customers and 79,000 paying customers, respectively, accounting for $267.3 million and $201.5 million in ARR, respectively.
We updated the definition of ARR beginning as of September 30, 2022 as described in the preceding paragraph. Prior to September 30, 2022, we defined ARR as the daily revenue of all paid subscription agreements that were actively generating revenue as of the last day of the reporting period multiplied by 365, except that we calculated the ARR from Prowly’s customers as the monthly recurring revenue as of the last month of the reporting period multiplied by 12. We made this change because it simplifies the calculation and our internal reporting of ARR, eliminates the impact of the number of days in a given month on ARR, and we believe the updated definition is a more widely used methodology in our industry. The effect of this updated definition resulted in a decrease of ARR and ARR per paying customer of approximately $1.7 million and approximately $22, respectively, as of September 30, 2021.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of September 30, 2022 and December 31, 2021 was approximately 122% and 126%, respectively.
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

We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of September 30, 2022 and September 30, 2021 was $2,844 and $2,551, respectively. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain. We updated the definition of ARR beginning in the three months ended September 30, 2022 as described above. See “Key Factors Affecting Our Performance - Acquiring New Paying Customers.” ARR per paying customer for dates prior to September 30, 2022, including ARR per paying customer as of September 30, 2021, has not been adjusted to reflect this change because it is not material to any period previously presented.
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

	Nine Months Ended September 30, (in thousands)
	2022	2021
Net cash (used in) provided by operating activities	$6	$18,750
Net cash used in investing activities	(21,282)	(2,841)
Net cash (used in) provided by financing activities	(171)	137,158
Effect of exchange rate changes on cash and cash equivalents	(1,664)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,111)	$153,067

	Nine Months Ended September 30, (in thousands)
	2022	2021
Net cash (used in) provided by operating activities	$6	$18,750
Purchases of property and equipment	(4,016)	(1,558)
Capitalization of internal-use software costs	(1,273)	(433)
Free cash flow	$(5,283)	$16,759

	Nine Months Ended September 30, (in thousands)
	2022	2021
Net cash provided (used in) provided by operating activities (as a percentage of revenue)	—%	14.0%
Purchases of property and equipment (as a percentage of revenue)	(2.2)%	(1.2)%
Capitalization of internal-use software costs (as a percentage of revenue)	(0.7)%	(0.3)%
Free cash flow margin	(2.9)%	12.5%
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
As of September 30, 2022 we served over 94,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three and nine months ended September 30, 2022, no single customer accounted for more than 10% of our revenue.
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

General and Administrative
General and administrative expenses primarily consist of personnel and related expenses, including salaries, benefits, incentive compensation, and stock-based compensation, associated with our finance, legal, human resources, and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting, and other consulting services, insurance, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, increases in insurance premiums, investor relations and professional services. We expect our general and administrative expenses to increase for the remainder of the fiscal year ending December 31, 2022, both in dollar amount and as a percentage of revenue, in part due to the ongoing and estimated future costs of relocating employees and winding down of our Russia operations as a result of the ongoing conflict in Ukraine. For more information on the risks of geographic instability on our operations, see “Item 1A. Risk Factors—Most Material Risks to Us—Instability in geographies where we have significant operations and personnel could have a material adverse effect on our business, customers, and financial results”.
Exit Costs
All costs associated with the winding down of our operations in Russia are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with the winding down of our operations in Russia include employee severance and fringe benefit costs and other associated relocation costs. We do not expect the remaining exit costs associated with our wind down of operations in Russia to be material in future periods.
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate, with the exception of Russia where the U.S. dollar is the functional currency. Accordingly, for the three and nine months ended September 30, 2022, the functional currencies of our international locations were the local currencies for these regions, except for Russia, which is the U.S. dollar. As of August 10, 2022, we no longer have operating subsidiaries in Russia. For the three and nine months ended September 30, 2021, the functional currency of our international operations was the U.S. dollar except for Prowly, which is the Polish Zloty. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change. Interest expense is related to our outstanding revolving credit facility, as well as interest associated with outstanding capital leases.
Other income, net also includes amounts for interest income and expense, other miscellaneous income and expense, and gains and losses unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible note investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income (expense) for each reporting period.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method.

Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the three and nine months ended September 30, 2022 primarily relates to the tax provision recorded on the earnings of our profitable foreign subsidiaries and the requirement to capitalize and amortize certain research and development costs in fiscal 2022 which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. Our tax expense for the three and nine months ended September 30, 2021 primarily relates to income earned in certain foreign jurisdictions.
Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2022	2021	2022	2021
Revenue	$65,793	$49,252	$185,531	$134,255
Cost of revenue (1)	12,405	11,362	36,590	30,373
Gross profit	53,388	37,890	148,941	103,882
Operating expenses
Sales and marketing (1)	30,569	20,674	87,293	55,428
Research and development (1)	10,134	6,174	27,943	17,497
General and administrative (1)	17,007	11,372	45,388	29,796
Exit costs	5,932	—	9,417	—
Total operating expenses	63,642	38,220	170,041	102,721
(Loss) income from operations	(10,254)	(330)	(21,100)	1,161
Other income (expense), net	1,483	(184)	2,353	(256)
(Loss) income before income taxes	(8,771)	(514)	(18,747)	905
Provision for income taxes	321	101	1,200	328
Net (loss) income	$(9,092)	$(615)	$(19,947)	$577
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$20	$7	$52	$22
Sales and marketing	189	100	599	245
Research and development	329	68	836	204
General and administrative	1,442	452	3,629	1,318
Total stock-based compensation	$1,980	$627	$5,116	$1,789

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	19%	23%	20%	23%
Gross profit	81%	77%	80%	77%
Operating expenses
Sales and marketing	46%	42%	47%	41%
Research and development	15%	13%	15%	13%
General and administrative	26%	23%	24%	22%
Exit costs	9%	—%	5%	—%
Total operating expenses	96%	78%	92%	77%
(Loss) income from operations	(16)%	(1)%	(11)%	1%
Other income (expense), net	2%	—%	1%	—%
(Loss) income before income taxes	(13)%	(1)%	(10)%	1%
Provision for income taxes	—%	—%	1%	—%
Net (loss) income	(14)%	(1)%	(11)%	—%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue
Our revenue during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$65,793	$49,252	$16,541	34%	$185,531	$134,255	$51,276	38%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from 79,000 as of September 30, 2021 to over 94,000 as of September 30, 2022. The increases in revenue for the three and nine months ended September 30, 2022 were also driven by growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
United States	$31,309	$22,317	$85,961	$61,038
United Kingdom	6,565	5,164	18,798	14,064
Other	27,919	21,771	80,772	59,153
Total revenue	$65,793	$49,252	$185,531	$134,255

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$65,793	$49,252	$16,541	34%	$185,531	$134,255	$51,276	38%
Cost of revenue	$12,405	$11,362	$1,043	9%	$36,590	$30,373	$6,217	20%
Gross profit	$53,388	$37,890	$15,498	41%	$148,941	$103,882	$45,059	43%
Gross margin	81.1%	76.9%			80.3%	77.4%

The increases in cost of revenue for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 were primarily due to the following changes:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Change
	(in thousands)
Personnel costs	$369	$1,341
Hosting fees	(1,021)	(156)
Integration and data costs	1,134	2,135
Merchant fees	122	1,775
Depreciation and amortization	31	930
Other	408	192
Cost of revenue	$1,043	$6,217

For the three months ended September 30, 2022, cost of revenue increased by $1.1 million compared to the corresponding period of the prior year. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Personnel costs increased primarily as a result of a 16% increase in headcount from the prior year period as we continue to grow our customer support and customer success teams to support our customer growth. Additionally, depreciation and amortization expense increased as a result of an increase in amortization of purchased intangibles associated with the Kompyte acquisition earlier this year. These increases were partially offset by a decrease in hosting fees as a result of the relocation of data centers during the three months ended September 30, 2021.
For the nine months ended September 30, 2022, cost of revenue increased by $6.2 million compared to the corresponding period of the prior year. Personnel costs increased primarily as a result of a 32% increase in headcount from the prior year period, as we continue to grow our customer support and customer success teams to support our customer growth. Integrations and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. The increase in merchant fees are correlated with an increase in sales. Depreciation and amortization expense increased as a result of an increase in amortization of purchased intangibles associated with the Kompyte acquisition earlier this year.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$30,569	$20,674	$9,895	48%	$87,293	$55,428	$31,865	57%
Percentage of total revenue	46.5%	42.0%			47.1%	41.3%

The increase in sales and marketing expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Change
	(in thousands)
Personnel costs	$3,297	$10,875
Marketing and advertising expense	6,051	18,616
Other	547	2,374
Sales and marketing	$9,895	$31,865
For the three months ended September 30, 2022, sales and marketing expense increased by $9.9 million compared to the corresponding period of the prior year. This increase was partially driven by an increase in personnel costs due to a 28% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the three months ended September 30, 2022, compared to the corresponding period of the prior year. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
For the nine months ended September 30, 2022, sales and marketing expense increased by $31.9 million compared to the corresponding period of the prior year. This increase was partially driven by an increase in personnel costs due to a 40% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the nine months ended September 30, 2022, compared to the corresponding period of the prior year. Advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$10,134	$6,174	$3,960	64%	$27,943	$17,497	$10,446	60%
Percentage of total revenue	15.4%	12.5%			15.1%	13.0%

For the three months ended September 30, 2022, research and development costs increased by $4.0 million compared to the corresponding period of the prior year, primarily as a result of an 18% increase in headcount compared to the corresponding period of the prior year, and increased employee costs due to the competitive labor market, as we continue to expand our product development teams.
For the nine months ended September 30, 2022, research and development costs increased by $10.4 million compared to the corresponding period of the prior year, primarily as a result of a 36% increase in headcount compared to the corresponding period of the prior year, and increased employee costs due to the competitive labor market, as we continue to expand our product development teams.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$17,007	$11,372	$5,635	50%	$45,388	$29,796	$15,592	52%
Percentage of total revenue	25.8%	23.1%			24.5%	22.2%

The increase in general and administrative expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Change
	(in thousands)
Personnel costs	$492	$5,056
Dues and subscriptions	415	1,240
Professional services	1,768	4,172
Business insurance	(78)	821
Rent and office expenses	853	825
Other	2,185	3,478
General and administrative	$5,635	$15,592
For the three months ended September 30, 2022, general and administrative expense increased by $5.6 million compared to the corresponding period of the prior year. This increase was primarily driven by a 16% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. Included in personnel costs is a 219% increase in stock-based compensation expense for the three months ended September 30, 2022. Professional services increases are related to our company growth and the higher costs associated with being a public company.
For the nine months ended September 30, 2022, general and administrative expense increased by $15.6 million compared to the corresponding period of the prior year. This increase was primarily driven by a 35% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. Included in personnel costs is a 175% increase in stock-based compensation expense for the nine months ended September 30, 2022. Dues and subscriptions, professional services, and business insurance increases are related to our company growth and the higher costs associated with being a public company.
Exit Costs
All costs associated with the winding down of our operations in Russia are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with the winding down of our operations in Russia include employee severance and fringe benefit costs, and other associated relocation costs.
For employee severance and fringe benefit costs, we incurred costs of $1.2 million during the nine months ended September 30, 2022. These costs were insignificant for the three months ended September 30, 2022. We do not expect to incur additional employee severance and fringe benefit costs related to the winding down of our operations in Russia that would be significant to our results of operations.
For other associated relocation costs, we incurred $4.2 million and $6.4 million, respectively, during the three and nine months ended September 30, 2022. We expect to incur an additional $1.6 million in other associated relocation costs during the year ending December 31, 2022.
During the three months ended September 30, 2022, we completed a sale of our two Russia-based subsidiaries. We recorded a loss on the sale of our Russian subsidiaries of approximately $1.7 million which was included in exit costs in the unaudited condensed consolidated statement of operations.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$1,483	$(184)	$1,667	n/a	$2,353	$(256)	$2,609	n/a
Percentage of total revenue	2.3%	(0.4)%			1.3%	(0.2)%

The increase in other income for the three and nine months ended September 30, 2022 compared to the corresponding period of the prior year was primarily due to an increase in interest income and, to a lesser extent, realized and unrealized foreign exchange gains, partially offset by an increase in interest expense.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$321	$101	$220	218%	$1,200	$328	$872	266%
Percentage of total revenue	0.5%	0.2%			0.6%	0.2%
The increase in the provision for income taxes for the three and nine months ended September 30, 2022 compared to the corresponding period of the prior year was primarily due to the effects of the tax provision recorded on the earnings of our profitable foreign subsidiaries and the requirement to capitalize and amortize certain research and development costs in fiscal 2022 which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
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
As of September 30, 2022, we had cash and cash equivalents of $246.6 million and accounts receivable of $2.8 million. With the exception of the three month period ended March 31, 2021 and the six month period ended June 30, 2021, we have generated losses from operations since inception. We expect to continue to incur operating losses and negative cash flows for the foreseeable future due to the investments in our business we intend to make as described above.
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
Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of September 30, 2022, we had not drawn on this revolving credit facility or the letter of credit, however, we reduced our available balance on this revolving credit facility by $0.2 million to replace the letter of credit and associated restricted cash to remain compliant with contractual provisions with one of our office leases.

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing and product and development departments, and hosting costs.
Net cash provided by operating activities during the nine months ended September 30, 2022 was immaterial as compared to the $18.8 million provided by operating activities during the nine months ended September 30, 2021. The change resulted from a net loss of $19.9 million adjusted for non-cash add backs of $20.2 million and a net cash outflow of $0.2 million from changes in operating assets and liabilities during the nine months ended September 30, 2022. Non-cash charges primarily consisted of $7.1 million for amortization of deferred contract acquisition costs related to capitalized commissions, $6.6 million of depreciation and amortization expense, and $5.1 million of stock-based compensation expense. The changes in operating assets and liabilities was primarily the result of a $6.3 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $4.8 million increase in accounts payable, and a $1.6 million increase in other current liabilities. These inflows were partially offset by a $8.4 million decrease in deferred contract costs, $2.8 million decrease in accrued expenses, a $1.4 million increase in prepaid expenses and other current assets, and a $0.3 million increase in accounts receivable.
Net cash provided by operating activities during the nine months ended September 30, 2021 was $18.8 million, which resulted from a net income of $0.6 million adjusted for non-cash charges of $9.0 million and a net cash inflow of $9.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2.4 million of depreciation and amortization expense, $4.6 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $1.8 million of stock-based compensation expense. The changes in operating assets liabilities was primarily the result of a $14.4 million increase in accrued expenses driven by an increase in tax withholding relating to stock option exercises and a $9.6 million increase in deferred revenue due to the addition of new customers and expansion of the business. These inflows were partially offset by a $7.0 million increase in deferred contract costs, a $3.9 million increase in prepaid expenses and other current assets, and a $3.2 million decrease in accounts payable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $21.3 million and $2.8 million, respectively. The increase of $18.4 million of cash used in investing activities was primarily related to the one-time acquisitions of Backlinko and Kompyte in January 2022 and March 2022, respectively, totaling $14.0 million, an increase in the purchases of computer equipment and hardware of $2.5 million, the investment in convertible debt securities of $2.0 million and, to a lesser extent, an increase in capitalized costs associated with internal use software of $0.8 million. During the nine months ended September 30, 2021, cash used in investing activities also included $0.5 million paid for two convertible debt securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $0.2 and consisted of cash inflows relating to the exercises of stock options as well as shares issued in connection with the Employee Stock Purchase Plan and cash outflows relating to payments on capital leases. Net cash provided by financing activities for the nine months ended September 30, 2021 was $137.2 million, primarily consisting of the net proceeds from the IPO.
Contractual Obligations and Commitments and Off-Balance Sheet Arrangements
As of September 30, 2022, our contractual obligations consisted of: (i) operating lease commitments of $10.1 million, of which $0.8 million is due in 2022 and $9.2 million is due thereafter, (ii) capital lease commitments of $4.0 million, of which $0.6 million is due in 2022 and $3.4 million is due thereafter, and (iii) other purchase obligations of $33.7 million. See Note 15 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our lease and purchase commitments.
As of September 30, 2022, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. As a result, we are not exposed to related financing, liquidity, market or credit risks that could arise if we had engaged in those types of arrangements.
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
Interest Rate Risk
We had cash and cash equivalents of $246.6 million as of September 30, 2022. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
As of September 30, 2022, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to an IPO or positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of September 30, 2022, we had not drawn on this revolving credit facility or the letter of credit.
We did not have any current investments in marketable securities as of September 30, 2022 and 2021.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, rubles, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. As of September 30, 2022, we incur significant expenses outside the United States denominated in these foreign currencies, primarily the euro. In connection with the relocation of employees out of Russia and into Europe, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $4.0 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of September 30, 2022. As disclosed under Item 1A. Risk Factors, in connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there were deficiencies in the design and operation of internal controls over the identification and review of complex accounting issues involving significant judgment or estimates with respect to certain prior period transactions.
Additionally, in connection with the preparation of our consolidated financial statements for the quarter ended September 30, 2022, we identified further material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the cash disbursement process. Specifically, we identified deficiencies in the design and operation of internal controls over the period-end recognition and cutoff for certain expenses.
Notwithstanding the identified material weaknesses, our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Remediation Plan for Material Weakness
Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weaknesses, we implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting. These efforts include:
•hiring additional qualified accounting and financial planning and analysis personnel, including a Senior Vice President of Accounting and Tax Director;
•conducting a review of our IT infrastructure, personnel and services;
•engaging a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;
•strengthening, formalizing, documenting and testing accounting processes and internal controls;
•engaging consultants to provide additional technical accounting expertise; and
•implementing new financial software systems including a general ledger accounting system and a purchase requisition system.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business and operating results will be harmed if our paying customers do not renew or do not upgrade their premium subscriptions or if they fail to purchase additional products.
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-price point subscriptions and sell additional user licenses, and products and add-ons such as Prowly, Sellzone, and Market Explorer, our competitive intelligence tool. Conversely, our paying customers may convert to lower-cost or free subscriptions if they do not perceive value in continuing to pay for our higher-price point subscriptions, thereby impacting our ability to increase revenue. For example, a paying customer subscribing to our core product through a “Business” subscription may downgrade to the “Guru” subscription if they do not deem the additional features and functionality worth the incremental costs. To expand our relationships with our customers, we must demonstrate to existing paying and free customers that the additional functionality associated with an upgraded subscription outweighs the incremental costs. Our customers’ decisions as to whether to upgrade their subscriptions or not is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform and products, general economic conditions, the price and functionality of our platform and products relative to those of our competitors, and customer reaction to the price for additional products. If our efforts to expand our relationships with our existing paying and free customers are not successful, our revenue growth rate may decline and our business and operating results will be adversely affected.
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
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we expect to continue to incur net losses in the future. We incurred a net loss of $19.9 million for the nine months ended September 30, 2022, and net losses of $7.0 million and $3.3 million for the years ended December 31, 2020 and 2021, respectively. We had an accumulated deficit of $59.0 million as of September 30, 2022. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. We expect to incur additional costs in connection with the relocation of employees outside of Russia as a result of ongoing military action in Ukraine. For more information on the risks of regional instability to our operations, see “—Instability in geographies where we have significant operations and personnel could have a material adverse effect on our business, customers, and financial results”. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
Instability in geographies where we have significant operations and personnel could have a material adverse effect on our business, customers, and financial results.
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where we operate and derive our revenue. Several countries in which we operate are experiencing and may continue to experience military action and civil and political unrest as a result of such action. We have significant development operations in the emerging market economies of Eastern Europe and more than half of our full-time employees were historically been located in Russia. As of August 10, 2022, we no longer have operating subsidiaries in Russia.
In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has ensued and appears likely to continue. The impact to Ukraine and Russia, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. We incurred significant expenses in connection with the relocation of our employees from Russia to other geographies in which we operate and to new locations, as appropriate, in response to the ongoing conflict. We expect to incur total costs of approximately $10 million to $11 million during fiscal year 2022 in connection with such relocations. See Note 9 “Exit Costs” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on such expenses. It is possible that we may need to take additional operational measures in response to the ongoing conflict and that the expenses related to those measures could have a significant effect on our operations and financial condition, as well as our profitability in the foreseeable future.
We are actively monitoring and enhancing the security of our people and the stability of our infrastructure and our equipment. We execute our business continuity plans and adapt to developments as they occur to protect the safety of our personnel and address potential impacts to our employees, including potentially relocating employees in response to the ongoing conflict. Our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged or multiple crises, such as civil unrest, military conflict, and a pandemic in a concentrated geographic area. The current events in the regions where we operate and where we employ a significant portion of our workforce may continue to pose security risks to our people, facilities, data operations, and infrastructure, and the disruption of any or all of them could materially adversely affect our operations, financial results, and cause volatility in the price of our stock. We have no way to predict the future progress or outcome of the sustained military action in Ukraine or the other countries in which we operate or in Russia as the conflict and government reactions are rapidly unfolding in real-time and are beyond our control. Whether in these countries or in others in which we operate, prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate further, could require us to further rebalance our geographic concentrations, alter our hiring and other business plans, strategy and expenditures, and could have a material adverse effect on our personnel, operations, and business outlook.
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
To the extent that we license or obtain data from third parties, we may be subject to contractual obligations to satisfy certain requirements under applicable laws including, but not limited to, providing public notice of our data processing activities and obtaining appropriate consents where required. If one or more of those third-party data providers considers that we have failed to satisfy these requirements, such third-party data provider may bring claims against us seeking damages, and/or seeking to prevent access to our additional data or our future use of any data already provided. Such claims could potentially adversely affect our ability to provide our services and the current level of functionality of our platform in such circumstances, which could adversely affect our results of operations.
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
We are led by our CEO and co-founder, Oleg Shchegolev, our Chief Operating Officer, Vitalii Obishchenko, and our President, Eugene Levin, each of whom plays an important role in driving our culture, determining our strategy, and executing against that strategy companywide. If the services of Mr. Shchegolev, Mr. Obishchenko, or Mr. Levin become unavailable to us for any reason, it may be difficult or impossible for us to find an adequate and timely replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our strategies and initiatives.
An inability to attract and retain other highly skilled employees could harm our business.
To execute our growth plan, we must attract and retain highly qualified personnel. We are subject to intense competition for highly qualified personnel in Boston, Massachusetts, where our headquarters is located, as well as the other locations where we operate. This competition is especially true for software engineers experienced in designing and developing software and SaaS applications, and experienced sales professionals who understand our products and the market in which we operate. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, we currently have offices in 9 countries, and immigration laws in the locations in which we have offices and operations may restrict or limit our ability to recruit and retain highly qualified employees. We relocated approximately 600 employees from Russia to other countries in connection with exiting our operations in Russia. We incurred significant costs in connection with these relocation efforts and may continue to incur significant additional costs to maintain these employees in countries outside Russia. Many of the companies with which we compete for experienced personnel may be able to offer more attractive terms of employment to potential candidates. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations to such former employers, resulting in a diversion of our time and resources.
We also invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. For example, our software developers gain deep and direct experience in data analytics, machine learning, and search optimization, making them increasingly attractive to our competitors and other similar businesses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
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
If we fail to maintain and improve our methods and technologies, or fail to anticipate new methods or technologies for data collection and analysis, hardware, software, and software-related technologies, competing products and services could surpass ours in depth, breadth, or accuracy of our data, the insights that we offer or in other respects, which could result in a loss of customers and harm our business and financial results.
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

Furthermore, the owners and operators of our data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Further, our leased servers and data centers are vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events. The continuation or uncertainty of the COVID-19 pandemic, including more transmissible variants thereof and any additional waves of infection, could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we previously experienced delays in migrating to our data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
In addition, third-party data hosting and transmission services comprise a significant portion of our operating costs. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our platform or products to cover the changes, which would have a negative impact on our results of operations.
If the security of the confidential information or personal information of our customers on our platform is breached or otherwise subjected to unauthorized access or disclosure, our reputation may be harmed, and we may be exposed to significant liability.
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
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 156 countries, and the number of our paying customers has grown from over 82,000 as of December 31, 2021 to over 94,000 as of September 30, 2022. We have 13 offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. See “— Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition” for more information on the risks posed by a competitive labor market. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees in a remote setting and managing multi-geographic teams as a result of shifting our workplace operations to a combination of in-office, hybrid or remote working models, due to the ongoing COVID-19 pandemic and certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
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
We are exposed to risks associated with payment processing and any disruption to such processing systems could adversely affect our business and results of operations.
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
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom and Australia. Approximately 54% of our revenue for the years ended December 31, 2021 and 2020 and for the nine months ended September 30, 2022 was generated from sales to paying customers located outside the United States, including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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

Our customers, particularly SMBs and marketing agencies focused on SMBs, which have been particularly impacted by the COVID-19 pandemic, have reduced and may further reduce their technology or sales and marketing spending or delay purchasing decisions, which could result in slowed growth, reduced demand from new and existing SMB customers, and/or lower dollar-based net revenue retention rates, which could materially and adversely impact our business. In March 2020, our paying customer growth rate was relatively flat compared to our paying customer growth rate in February 2020. However, in April 2020 our paying customer growth rate declined, which we believe was primarily a result of the COVID-19 pandemic and the related socioeconomic impacts. In response, we offered free or discounted pricing to certain paying customers contemplating canceling their premium subscriptions as a remedial measure to retain them. Our paying customer growth rate started to increase again by May 2020 and has continued to increase through September 30, 2022. Depending on the duration of the COVID-19 pandemic, we may in the future be required to take further remedial measures, including changing our terms or offering further discounts, which may materially adversely impact our revenues and business in future periods.
In response to the COVID-19 pandemic, we temporarily closed all of our offices, and we subsequently reopened certain offices, enabled our employees to work remotely, implemented temporary travel restrictions for all non-essential business, and shifted company events to virtual-only experiences. We may deem it advisable to similarly alter, postpone, or cancel additional events in the future. If the COVID-19 pandemic worsens, especially in regions where we have offices, our business activities conducted from those offices could be adversely affected and we may have to invest additional capital into improving our technology and remote working capabilities and in relocating those activities to alternate locations from which we operate. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.
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
Adverse or weakened general economic and market conditions may reduce spending on sales and marketing technology and information technology, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales and marketing, which depends in part on the amount of spending allocated by our paying customers or potential paying customers on sales and marketing technology and information. In addition to the internal strategy of our paying customers, which is not predictable and is subject to change, this spending depends on worldwide economic and geopolitical conditions. The United

States, EU, and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, high inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, public health crises, and pandemics such as the ongoing COVID-19 pandemic, civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine) and overall economic uncertainty. In recent months, we have observed increased economic uncertainty in the United States and abroad. These developments may lead to growing concerns about the systemic impact of a potential global economic recession, energy costs geopolitical issues, or the availability and cost of credit and higher interest rates, which could further lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad. As our customers react to recent global economic conditions, especially if conditions disproportionately impact SMBs that make up an important segment of our paying customer base, we may see customers reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity, thereby affecting the rate of information technology spending and adversely affect our paying customers’ ability or willingness to purchase our products, delay prospective paying customers’ purchasing decisions, reduce the value or duration of their premium subscription contracts, or affect retention rates. Specifically, most of our paying customers are on month-to-month premium subscriptions that can be cancelled at any time. The current economic downturn may cause some of our paying customers to view a premium subscription to our platform as a discretionary purchase and reduce their discretionary spending on our platform, either reducing or terminating their premium subscription or deciding not to upgrade to another premium subscription. Such customers may seek to utilize free or lower-cost solutions from alternative sources or request to renegotiate existing contracts on less advantageous terms to us than those currently in place, default on payments on existing contracts, or not renew a contract at the end of its term. Such reductions or delays in spending on our solutions, lack of renewals, inability to attract new customers, as well as potential pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.
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

A loss or decrease in the sizes or types of paying customers that purchase premium subscriptions to our platform or products could negatively affect our business, and our financial results may fluctuate due to increasing variability in our sales cycles.
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

In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. Furthermore, as a response to the Russian military action in Ukraine and subsequent U.S., E.U., and other sanctions against Russia, we continue to relocate employees outside the country and, as of August 10, 2022, we no longer have any operating subsidiaries in Russia. We expect to incur additional costs in connection with these relocations due to competitive labor markets and higher costs of talent and labor in the geographies to which we are relocating these employees. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.
Our business would be adversely affected if our contract workers were classified as employees.
A significant portion of our workforce consist of contractors. The classification of contractors is being challenged across many industries by courts, by legislatures, by government agencies in the United States and abroad, as well as by the contractors themselves. Though we are not currently involved in any material legal disputes regarding contractor work, a determination in, or settlement of, any legal proceeding that results in the reclassification of contractors as employees could cause harm to our business, financial condition and results of operations, including as a result of, monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, litigation costs, statutory and punitive damages, penalties, or other regulatory restrictions on our business.
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
We maintain offices in the EU (including Cyprus, the Czech Republic, Germany, the Netherlands, Poland, and Spain), and we have customers in the EU and the UK. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “UK GDPR”), and related member state implementing legislation. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK-specific amendments) into UK law (the “UK GDPR”). The EU GDPR and UK GDPR are collectively defined herein as “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK.
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
As we previously maintained offices in Russia, we face particular privacy, data security, and data protection risks in connection with requirements of Russia’s data protection and security laws, including Federal Law of 21 July 2014 No. 242-FZ, which entered into effect September 1, 2015, Federal Law of 27 July 2006 No. 152-FZ (as amended) and Federal Law of 27 July 2006 No. 149-FZ (as amended). Among other stringent requirements, these laws require ensuring that certain operations on personal data of Russian citizens are conducted in database(s) located in Russia.
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

We are subject to laws and regulations that govern sending marketing and advertising by electronic means, such as email and telephone. For example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the Telephone Consumer Protection Act (the “TCPA”) imposes certain notice, consent, and opt-out obligations on companies that send telephone or text communications using automatic telephone dialing systems, or artificial or prerecorded voice to consumers, and provides consumers with private rights of action for violations. The FCC and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not currently distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions. For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an automatic telephone dialing system. Various state law equivalents of the TCPA may also provide for monetary damages in amounts greater than those provided for under the TCPA. A court may also treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. If in the future we are found to have violated the TCPA, or a state law equivalent, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA or other state law damages could have a material adverse effect on our results of operations and financial condition.
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
We are required to comply with U.S. economic sanctions and export control and laws and regulations that prohibit the provision of certain targeted products and services to certain countries, governments, and persons. We have adopted a company-wide Trade Compliance Policy and implemented certain precautions to prevent our platform and products from being exported or accessed in violation of U.S. export controls or U.S. sanctions laws and regulations. However, we cannot be certain that each of our employees will fully comply with the Trade Compliance Policy, nor can we be certain that the precautions we take will prevent all violations of these laws.
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

We believe we are in compliance with new and evolving sanctions and export control laws, including Executive Order 14071, prohibiting, in part, new investment in Russia. It is possible that, as part of our compliance efforts, it may be difficult for us to procure or access the necessary software for our operations as we continue to wind down our operations in Russia. Furthermore, our efforts to comply with U.S. sanctions requirements may cause us to be in conflict with or violate new sanctions imposed by the Russian government in response to sanctions activities by other countries. Any such violations may adversely affect our operations or financial condition.
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
Additionally, in connection with the preparation of our consolidated financial statements for the quarter ended September 30, 2022, we identified further material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the cash disbursement process. Specifically, we identified deficiencies in the design and operation of internal controls over the period-end recognition and cutoff for certain expenses.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our IPO on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $7.41 to $32.48 through September 30, 2022. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of September 30, 2022 held in the aggregate 82% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2022, our directors, executive officers, and their affiliates, held in the aggregate 82% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Issuer Purchases of Equity Securities
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Common Stock certificate of the Registrant

10.1*	Offer letter, dated as of September 8, 2022, by and between Semrush Inc. and David Mason

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

SEMRUSH HOLDINGS, INC.

November 14, 2022	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Evgeny Fetisov
Evgeny Fetisov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)