Form 10-K
period 2022-12-31
SEMrush Holdings, Inc.
filed 2023-03-15
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes or ☒ No
The aggregate market value of stock held by non-affiliates as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $380.9 million based upon $12.93 per share, the closing price on June 30, 2022 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
As of March 10, 2023, there were 118,056,519 shares of the registrant’s Class A Common Stock and 23,657,057 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•our ability to retain and expand sales to our existing paying customers, including upgrades to premium subscriptions and purchases of add-on offerings;
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

•our expectations regarding identifying, evaluating, and executing strategic acquisitions;
•our ability to successfully acquire and integrate companies and assets;
•the increased expenses associated with being a public company;
•the impact of health epidemics, such as the COVID-19 pandemic, rising inflation and interest rates, market uncertainty and volatility, and other global financial, economic, and political events on our business, industry and supply chain; and
•our ability to successfully relocate employees outside of Russia, including completing our relocation plans, reaching pre-relocation levels of productivity, and retaining relocated employees.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. Unless stated otherwise, these statements are based upon information available to us as of the date of this Annual Report on Form 10-K. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

This Annual Report on Form 10-K contains statistical data, estimates, and forecasts from various sources, including independent industry publications and other information from our internal sources. This information is based upon a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. While we believe the market and industry data included in this prospectus are reliable and are based on reasonable assumptions, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” that could cause results to differ materially.

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
•If the security of the confidential information or personal information of our customers on our platform is breached or otherwise subjected to unauthorized access or disclosure, our reputation may be harmed, and we may be exposed to significant liability.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service and customer satisfaction, or attract new employees and customers and our business could suffer.

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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of March 3, 2023 held in the aggregate 89% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.

Part I
Item 1. Business
Overview
We are a leading online visibility management software-as-a-service platform. We enable companies globally to identify and reach the right audience for their content, in the right context, and through the right channels. Online visibility represents how effectively companies connect with consumers across a variety of digital channels, including search, social and digital media, digital public relations, and review websites. The evolving online landscape and information overload from online content have made it increasingly difficult for companies to understand and manage their online visibility. Our proprietary software-as-a-service (“SaaS”) platform enables us to aggregate and enrich trillions of data points collected from over 770 million unique domains. Our platform enables our customers to understand trends and act upon unique insights to improve their online visibility, drive high-quality traffic to their websites and social media pages, as well as online listings, distribute highly targeted content to their customers, and measure the effectiveness of their digital marketing campaigns. As of December 31, 2022 and 2021, our differentiated platform empowered over 803,000 and 537,000 active free customers, respectively, and over 95,000 and 82,000 paying customers, respectively, in over 157 and 145 countries, respectively.
As interactions between companies and their customers continue to shift online, managing a company’s online visibility has become critical. With over 5.4 billion internet users in the second quarter of 2022, according to Internet World Stats, and consumers worldwide spending an average of over six and a half hours per day online, according to GlobalWebIndex, digital channels are essential for customer engagement. While these digital channels have made it easier for companies to have an online presence, with so many different sources of media competing for customers’ attention, it has become increasingly difficult for companies to be discovered by, and engage with, their customers. Most companies do not have the technology or resources to effectively ingest, aggregate, process, and analyze the vast amount of fragmented data from these diverse sources at scale to derive actionable insights. Companies often attempt to address individual aspects of online visibility, such as search engine optimization (“SEO”), search engine marketing (“SEM”), content marketing, social media management (“SMM”), digital public relations (“PR”), and competitive intelligence, among others. Fully integrated solutions are more likely to drive long-term traffic improvement than siloed approaches, offering more comprehensive functionality and insights, and combining strategies across owned, earned, and paid media.
Our fully integrated SaaS platform leverages our proprietary technology, differentiated data, and actionable insights to improve online visibility. We utilize machine learning capabilities to synthesize broad and deep data sets to derive actionable insights and analytics. Our ability to aggregate, crawl, and process massive data sets, including search engine, website traffic, backlink, online advertising, panel, and social media data, combined with our ability to obtain data from our customers through application programming interfaces (“APIs”), enables our software to generate a comprehensive view of a company’s online visibility profile and identify the specific keywords, advertisements, third-party websites, and content that are driving traffic. Our SaaS platform creates significant network effects as we grow the number of our customers and our customers provide us with more data. By combining our customer data with our own market data, we are able to improve our algorithms and, in turn, increase the accuracy of our metrics and analytics. We also integrate with third-party solutions to create comprehensive end-to-end workflows across the entire marketing funnel. These workflows include analyzing trends, identifying potential opportunities to optimize visibility, creating high-quality content efficiently, helping customers assess different marketing approaches, executing campaigns regularly, and measuring the effectiveness of their marketing campaigns. As a result, we empower companies to improve their online visibility across key channels through a holistic strategy.
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
We offer our solutions on a multi-price point, recurring subscription basis, which provides incremental levels of access to our over 50 products, tools, and add-ons across online visibility management. Some customers start using our products, tools, and add-ons on a free basis before purchasing a subscription to receive premium functionality and additional user licenses. Our compelling value proposition, effective go-to-market strategy, and recurring revenue model drives efficient unit economics. These attributes have enabled us to cost-effectively acquire over 95,000 paying customers as of December 31, 2022 and over 82,000 paying customers as of December 31, 2021, spanning a broad range of industries and geographies.
We utilize a highly efficient, low-touch sales approach focused on driving customers to our platform through a self-service model, allowing our sales team to focus on retention and account expansion. Our multi-price point structure also drives meaningful upsell opportunities through higher usage limits, greater product functionality, additional user licenses, and product add-ons, as reflected by our dollar-based net revenue retention rate of 118% and 126% as of December 31, 2022 and 2021, respectively, and our compounded average annual revenue growth rate of 46% between the years ended December 31, 2017 and December 31, 2022. We have introduced several new add-on offerings, which have enabled us to grow our ARR per paying customer from $2,631 as of December 31, 2021 to $2,868 as of December 31, 2022. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them.
Our success is driven by our experienced leadership team and culture of continuous innovation. We have been led by our co-founder and CEO, Oleg Shchegolev, since our inception 14 years ago. Our culture is driven by a collaborative and innovative leadership style, which has allowed us to expand from a single product in 2008 to our comprehensive online visibility management SaaS platform comprised of over 50 products, tools, and add-ons today.
Our capital efficient model has enabled us to grow to $275.1 million in ARR as of December 31, 2022 from $215.7 million in ARR as of December 31, 2021. For the years ended December 31, 2022, 2021, and 2020, our revenue was $254.3 million, $188.0 million, and $124.9 million, respectively, representing growth of 35% and 51%, respectively. For the years ended December 31, 2022, 2021, and 2020, our net loss was $33.8 million, $3.3 million, and $7.0 million, respectively.

The Benefits of Our Solution
The key benefits of our solution include:
•Robust, proprietary technology platform. We developed our technology platform over the last 14 years, leveraging machine learning to aggregate, cleanse, and analyze an immense amount of proprietary and third-party unstructured data. Our data assets include over 770 million domains, 23 billion keywords, click stream panel data from billions of events per week, over 43 trillion backlinks, over 25 billion URLs crawled per day on average, and a range of data aggregated from social media networks, all of which scale continuously as customers use our platform.
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
•End-to-end workflows with third-party integrations. Our platform maintains a range of seamless third-party integrations for data, workflow, and reporting capabilities, enabling our customers to manage every critical step in optimizing their online visibility. Notable integrations include Google Analytics, YouTube, Facebook, Twitter, Yext, and Microsoft Outlook.
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
•Expand the use of our platform by our existing paying customer base. Our substantial base of over 95,000 paying customers as of December 31, 2022 presents a significant opportunity to increase monetization. We expect to continue to grow our revenue from our existing customers as they seek to add premium features and additional user licenses, as reflected by our dollar-based net revenue retention rate of 118% as of December 31, 2022.
•Continue to innovate and develop new products and features. We continue to invest in research and development to enhance our platform and release new products and features while bolstering one of the largest independent data sets for online visibility. We maintain close relationships with our customer base who provide us with frequent and real-time feedback, which we leverage to rapidly update and optimize our platform. The release of new products, tools, add-ons, and features has enabled us to drive higher monetization over time as we have increased our ARR per paying customer to $2,868 as of December 31, 2022 from $2,631 as of December 31, 2021.
•Pursue opportunistic Mergers & Acquisitions. Our management team expects to continue to allocate resources to identify, evaluate, and execute strategic acquisitions. For example, we acquired Prowly.com Sp. z o. o. (“Prowly”) in August 2020, Backlinko LLC (“Backlinko”) in January 2022, and Intellikom Inc dba Kompyte (“Kompyte”) in March 2022, to expand our technological capabilities and solutions offerings. Prowly significantly accelerated our product expansion in the digital PR software space and added four new product categories, as defined by G2, to our product portfolio. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on the Company’s mergers and acquisitions (“M&A”) activity during 2022.
Our Platform
Our SaaS platform has been purpose-built to help companies manage their online visibility and ensure they identify and reach the right audience in the right context and through the right channels. We utilize proprietary technology and machine learning capabilities to aggregate, cleanse, and analyze broad and deep datasets to derive differentiated insights and analytics for our customers to manage their online visibility. Our unique set of data assets have been developed over the last 14 years as our network of customers has grown and includes over 770 million domains, 23 billion keywords, click stream panel data from billions of events per week, over 43 trillion backlinks, over 25 billion URLs crawled per day on average, and a range of data aggregated from social media networks.
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
We have developed our technology platform over the last 14 years. Since our founding in 2008, our platform has evolved through technology innovation as we have added new products, tools, and features. We currently offer over 50 digital online visibility products, tools, and add-ons across SEO, SEM, content marketing, market research, advertising research, local marketing, reporting, social media management, and digital PR.

Our Business Model
We offer our paid products and tools to customers via monthly or annual subscription plans, as well as one-time and ongoing add-ons. Our subscription-based model enables customers to select a plan based on their needs and license our platform on a per month basis. We currently have three paid subscription tiers for our core product, Pro, Guru, and Business, as well as several add-ons for an incremental cost. We offer time-limited free trials, which allow prospective customers to test the functionality of our Pro or Guru plans. At the end of the trial period, prospective customers either become paying customers or are switched to free customers.
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
Business. Business provides all of the same features as Guru, plus API access, extended limits and share of voice metric.
(1) The chart reflects current pricing as of December 31, 2022, for monthly plans. Annual subscriptions may be entitled to discounted rates.
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
Additionally, we offer add-ons that are not included in our subscription plans and are sold on a one-time or monthly basis depending on the add-on. Our add-ons include: local listing management tools, .Trends, our competitive intelligence tool, and Semrush Marketplace, which can enhance customers’

existing subscriptions. We also maintain an App Center where third-party developers can create tools for paid Semrush users. Our App Center contained 37 apps as of December 31, 2022.
Sales & Marketing
Our customer acquisition model is focused on promoting our brand, increasing market awareness of our platform and products, and driving customer demand, and a strong sales pipeline. We utilize our products to manage our online visibility and reach our prospective customers. Additionally, we use several other online marketing initiatives, including online advertising, webinars, blogs, podcasts, ebooks, customer success studies, and the Semrush Academy to build our brand and engage with our customer community. The Semrush Academy is a free online learning program that has enrolled over 700,000 students and issued over 260,000 certifications with 52 courses across 5 languages as of December 31, 2022. The Semrush Academy increases our brand awareness within the marketing community and helps us crowdsource best practices and innovations that we use to improve our existing offerings, advance new products, grow our brand, and engage with the marketing community.
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
Our sales organization is comprised of account managers, sales executives, and our customer success team.
•Account managers focus on engaging new paid customers to help them better understand our software and lead them towards products, tools, and add-ons that align with their unique use cases.
•Sales executives are responsible for managing customer engagement and increasing monetization of existing paying customers.
•Our customer success team is responsible for product training, assisting with usage of our solutions, and ongoing client support.
We maintain partnerships with agencies and affiliates to further increase brand awareness and generate customer demand. Our agency partners have the ability to use tools to onboard clients onto our platform and are paid a commission. Our Semrush Affiliate program further increases our brand awareness and helps generate customer demand by offering a commission on each new registration, trial, and subscription activated through an affiliate’s promotion. The BeRush program, which ran throughout 2022 and was closed January 31, 2023, paid affiliates on new registrations, trials, subscriptions activated, and renewals for subscriptions originally brought to Semrush. These relationships collectively accounted for less than 10% of our total revenue for the year ended December 31, 2022.
As of December 31, 2022, we had 467 full-time employees and 67 contractors in our sales and marketing organization.
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
We invest substantial resources in research and development to continue to drive our technology innovation. Our research and development efforts are focused on designing, testing, and refining our products, as well as operating and scaling our technology infrastructure. We will continue our investment to improve and increase our data assets, the accuracy of results, and the integration of new data assets. We plan to focus research and development investments to increase the functionality of our online visibility platform in order to adapt to the latest changes in the digital marketing landscape and ensure our platform maintains leading technology innovations. Research and development expenses accounted for $41.2 million for the year ended December 31, 2022.
As of December 31, 2022, we had 444 employees and 79 contractors in our product and development organization. We have primary development hubs in Prague, Czech Republic, Limassol, Cyprus, Warsaw, Poland, Barcelona, Spain, Amsterdam, the Netherlands, and Berlin, Germany. We operate two data centers in Ashburn, Virginia and one in Atlanta, Georgia. We also operate two locations in Google Cloud, one in Virginia and one in South Carolina.
Our Customers
We serve a range of customers from small and midsize businesses (“SMBs”) to enterprises and marketing agencies, across a wide variety of verticals, including consumer internet, digital media, education, financial services, healthcare, retail, software, and telecommunications, among others. As of December 31, 2022, we had over 95,000 paying customers and over 803,000 active free customers on our platform across over 157 countries. No single customer accounted for more than 1% of our revenue in the year ended December 31, 2022.
Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, and trade secrets, as well as contractual provisions and restrictions on access to our proprietary technology.
“SEMRush” is our registered trademark in the United States, Australia, Bahrain, Belarus, Bosnia and Herzegovina, Brazil, Canada, China, the European Union (“EU”), Iceland, India, Iran, Israel, Japan, Kazakhstan, Liechtenstein, Monaco, Montenegro, New Zealand, Norway, Philippines, Russia, Serbia, Singapore, South Korea, Swaziland, Switzerland, Turkey, Ukraine, and Vietnam. We have eleven additional registered trademarks in the United States, including for the “Prowly” and “Sellzone” marks, Semrush and Prowly logos, and three registrations of other trademarks in the EU and other countries, including for the “Prowly and “Sellzone marks and the Semrush and Prowly logos, with additional trademark registration applications pending in other countries. We hold registered trademarks in the EU and UK for “Kompyte”. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
We are the registered holder of a variety of domestic and international domain names that include “www.semrush.com”, “www.prowly.com”, “www.backlinko.com”, “www.kompyte.com”, and similar variations of them.
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
Human Capital
As of December 31, 2022, we had 1,316 full-time employees, consisting of 242 in the United States, 299 in Spain, 151 in Cyprus, 139 in the Czech Republic, 120 in Netherlands, and 365 employees located in other countries and employees working remotely. In addition, as of December 31, 2022, we had a total of 214 contractors located in various countries. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.
Channels for Disclosure of Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, (the “SEC”). These reports may be accessed through our website's investor relations page at investors.semrush.com. Further, the SEC's website, www.sec.gov, contains reports and other information regarding our filings.
Investors, the media, and others should note that, we announce material information to the public through filings with the SEC, the investor relations page on our website, press releases and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our platform, our planned financial and other announcements, and other matters and for complying with our disclosure obligations under Regulation FD:
–Semrush Twitter Account (https://twitter.com/semrush)
–Semrush Facebook Page (https://www.facebook.com/Semrush/)
–Semrush LinkedIn Page (https://www.linkedin.com/company/semrush)
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The information on our website and that we disclose through social media channels is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.
Corporate Information
From an operational perspective, our subsidiaries perform the following activities:
•Semrush Inc., a Delaware corporation incorporated in 2012, is our primary operating entity and serves as our corporate financial and administrative headquarters and also engages in sales and support of our products, tools, and add-ons;
•Semrush Securities Corp., a Massachusetts corporation incorporated in 2022, is a wholly-owned subsidiary of Semrush Inc., and is an entity formed for the purpose of buying, selling and dealing in securities;

•Semrush RU Limited was a Russian limited company formed in 2013. Semrush RU Limited engaged primarily in software development, maintenance, and engineering activities until the sale of this subsidiary was completed on August 3, 2022. As of August 10, 2022, we no longer have any operating subsidiaries in Russia;
•Semrush SM Limited, was a Russian limited company formed in 2017. Semrush SM Limited engaged primarily in sales and marketing related activities within Russia, Europe, and the Asia Pacific region for our products, tools, and add-ons until the sale of this subsidiary was completed on August 3, 2022. As of August 10, 2022, we no longer have any operating subsidiaries in Russia;
•Prowly Sp. z o.o., a Polish limited liability company formed in 2013, which was acquired by us in August 2020, engages in the development of the Prowly.com software product (“Prowly Software”) and in the worldwide sales and marketing of the Prowly Software;
•Semrush CY Ltd., a Cyprus limited company formed in 2013, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons;
•Semrush CZ s.r.o., a Czech Republic limited liability company formed in 2015, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons;
•Semrush B.V., a Netherlands development company formed in 2022, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons;
•Semrush Development S.L., a Spanish development company formed in 2021, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons;
•Semrush GmbH, a German development company formed in 2022, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons;
•Semrush AM Limited, an Armenian development company formed in 2022, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons;
•Semrush RS d.o.o. Beograd, a Serbian development company formed in 2022, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons; and
•Semrush Canada Inc., a Canadian development company formed in 2022, engages in the development of infrastructure, support and marketing for our products, tools, and add-ons.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the trading price of our securities could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-price point subscriptions and sell additional user licenses, and products and add-ons such as Prowly, Sellzone, and Market Explorer, our competitive intelligence tool. Conversely, our paying customers may convert to lower-cost or free subscriptions if they do not perceive value in continuing to pay for our higher-price point subscriptions, thereby impacting our ability to increase revenue. For example, a paying customer subscribing to our core product through a “Business” subscription may downgrade to the “Guru” subscription if they do not deem the additional features and functionality worth the incremental costs. To expand our relationships with our customers, we must demonstrate to existing paying and free customers that the additional functionality associated with an upgraded subscription outweighs the incremental costs. Our customers’ decisions as to whether to upgrade their subscriptions or not is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our platform and products, the perceived quality of our customer service, general economic conditions, the price and functionality of our platform and products relative to those of our competitors, and customer reaction to the price for additional products. If our efforts to expand our relationships with our existing paying and free customers are not successful, our revenue growth rate may decline and our business and operating results will be adversely affected.
If we fail to attract new potential customers, register them for trials, and convert them into paying customers, our operating results would be harmed.
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
Our strategy is to sell premium subscriptions of our platform to paying customers of all sizes, from sole proprietors, to SMBs, to large enterprise customers. Selling monthly premium subscriptions to SMBs generally involves lower or plateauing premium subscription upgrade potential, lower retention rates (especially in times of economic uncertainty where marketing and sales budgets are subject to increased scrutiny and reduction), and more limited interaction with our sales and other personnel than sales to large enterprises. Conversely, sales to large enterprises generally entail longer sales cycles, more significant and costly selling and support efforts, and greater uncertainty of completing the sale than sales to SMBs. If and as our paying customer base expands to include more large enterprise customers, our sales expenses may increase, sales cycles may lengthen and become less predictable and we may see a greater number of paying customers with longer terms and extended payment terms which, in turn, may increase our paying customer acquisition costs, increase our credit risk, and may in other ways adversely affect our financial results.
The market in which we operate is intensely competitive, and if we do not compete effectively, our ability to attract and retain free and paying customers could be harmed, which would negatively impact our business and operating results.
The market for our products is fragmented, rapidly evolving, and highly competitive, with relatively low barriers to entry. Our all-in-one SaaS platform competes with software products and solutions that are focused on a particular customer need, or point solutions. For example, we compete with point solutions for search advertising and search engine optimization (“SEO”), marketing analytics and social media management (“SMM”), market intelligence, and digital public relations software. Our ability to attract and retain free and paying customers depends in part on the actual and perceived quality and design of our platform, products, and add-ons compared to competitive point solutions and continued market acceptance of our platform, products, and add-ons for existing and new use-cases. To remain competitive and to acquire new customers, we must deliver features and functionality that enhance the utility and perceived value of our platform, products, and add-ons to our prospective and existing customers. Our platform, products, and add-ons must (i) operate without the presence of material software defects, whether actual or perceived, (ii) maintain deep and rich data sources, (iii) adapt to the changing needs of our current and prospective customers including by developing new technology, (iv) adapt to changing functionality and provide interoperability with third-party APIs, (v) maintain and develop integrations with complementary third-party services that provide value to our customers, (vi) be easy to use and visually pleasing, (vii) deliver rapid return on investment to our customers across multiple functions within their organizations, and (viii) be delivered with a superior customer support experience. We may not be successful in delivering on some or all of the foregoing or in doing so while maintaining competitive pricing, which could result in customer dissatisfaction leading to termination or downgrades of premium subscriptions, fewer new free customers, fewer subscription upgrades or lower dollar-based net revenue retention rates, prospective customers’ selection of our competitors’ products over our own, and other adverse effects on our business.
Many of our current and future competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more targeted products for specific use cases, larger sales and more established relationships or integrations with third-party data providers, search engines, online retail platforms, and social media networking sites, and more established relationships with customers in the market. Additionally, many of our competitors may expend a considerably greater amount of funds on their research and development efforts, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Specifically, our competitors focusing on point solutions may have the ability to expend greater funds in a more targeted manner to develop superior solutions that address a specific need, as compared to our research and development expenditures which are allocated across our platform. In addition, some of our competitors may enter into strategic relationships or consummate strategic acquisitions to offer a broader range of functionality than we do, a more competitive multi-point solution, or to address needs that our platform does not. These types of business combinations may make it more difficult for us to acquire new customers or maintain or upgrade our customers, any of which could ultimately impact our ability to compete effectively. We expect these competitive pressures to continue as competitors attempt to strengthen or preserve their market positions and as new competitors enter the market.
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
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we expect to continue to incur net losses in the future. We incurred net losses of $7.0 million, $3.3 million, and $33.8 million for the years ended December 31, 2020, 2021, and 2022, respectively. We had an accumulated deficit of $72.9 million as of December 31, 2022. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. We expect to incur additional costs in connection with the relocation of employees outside of Russia as a result of ongoing military action in Ukraine. For more information on the risks of regional instability to our operations, see the risk factor titled “Instability in geographies where we have significant operations and personnel could have a material adverse effect on our business, customers, and financial results” in this Item 1A. Risk Factors. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
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
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where we operate and derive our revenue. Several countries in which we operate are experiencing and may continue to experience military action and civil and political unrest as a result of such action. We have significant development operations in the emerging market economies of Eastern Europe and more than half of our full-time employees were historically located in Russia. As of August 10, 2022, we no longer have operating subsidiaries in Russia.
In late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region has ensued and appears likely to continue. The impact to Ukraine and Russia, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Ukraine and Belarus, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. We incurred significant expenses in connection with the relocation of our employees from Russia to other geographies in response to the ongoing conflict. We incurred total costs of $11.3 million during fiscal year 2022 in connection with such relocations. See Note 7 “Exit Costs” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on such expenses. It is possible that we may need to take additional operational measures in response to the ongoing conflict and that the expenses related to those measures could have a significant effect on our operations and financial condition, as well as our profitability in the foreseeable future.
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
We expect continuous development in the market with respect to data matching, data filtering, data predicting, algorithms, machine learning, artificial intelligence, and other related technologies and methods for gathering cataloging, updating, processing, analyzing, and communicating data and other information about how consumers find, interact with, and digest digital content. Similarly, we expect continuous changes in computer hardware, network operating systems, programming tools, programming languages, operating systems, the use of the internet, and the variety of network, hardware, browser, mobile, and browser-side platforms, and related technologies with which our platform and products must integrate. Further, changes in customer preferences or regulatory requirements may require changes in the technology used to gather and process the data necessary to deliver our customers the insights that they expect. Any of these developments and changes could create opportunities for a competitor to create products or a platform comparable or superior to ours, or that takes material market share from us in one or more product categories, and create challenges and risks for us if we are unable to successfully modify and enhance our products to adapt accordingly.
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
We rely on leased and third-party owned hardware, software and infrastructure, including third-party data center hosting facilities and third-party distribution channels to support our operations. We primarily use three data centers in the United States, two located in Virginia and one in Georgia, as well as two Google Cloud locations in Virginia and South Carolina. We host most of our products and the data processed through such products in a combination of two of the foregoing locations for redundancy. If any of our data center suppliers experience disruptions or failures, it would take time for the applicable backup data center to become fully functioning, and we would likely experience delays in delivering the affected products and segments of our platform, which may involve incurring significant additional expenses.
Furthermore, the owners and operators of our data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, cybersecurity incidents (including system-encrypting ransomware), sabotage, intentional acts of vandalism and other misconduct. Further, our leased servers and data centers are vulnerable to damage or interruption from natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events. Health epidemics, including any further impacts from the COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we previously experienced delays in migrating to our data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
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
With consent from our customers, we obtain personal, confidential, and other customer data from our customers’ websites, social media accounts, and Google Analytics’ accounts to operate certain functionality on our platform. We rely on credit card purchases as the primary means of collecting our premium subscription fees. In addition, with consent from our customers, we collect and store certain personally identifiable information (“personal data”), credit card information, and other data needed to create, support, and administer the customer account, conduct our business, and comply with legal obligations, including rules imposed by the Payment Card Industry networks.

We believe that we take reasonable steps to protect the security, confidentiality, integrity, and availability of the information we and our third-party service providers hold, but there is no guarantee that despite our efforts, inadvertent disclosure (such as may arise from software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized access, acquisition, disclosure or loss of personal or other confidential information will not occur or that third parties will not gain unauthorized access to this information. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks could include the deployment of harmful malware, system-disrupting ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Further, the prevalence of remote work by our employees and those of our third-party service providers creates increased risk that a cybersecurity incident may occur. We have experienced, and may experience in the future, breaches of our security due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. For example, we have been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our systems, including a brute force attack that resulted in access to our affiliate program partner contact information. Since techniques used to conduct malicious cyber activities change frequently, we and our third-party service providers may be unable to anticipate these techniques or to implement adequate measures to prevent or detect them. If our security measures or the security measures of our third-party service providers fail, or if vulnerabilities in our software are exposed and exploited, and, as a result, a third party disrupts the operations of our systems or obtains unauthorized access to any customers’ data, our relationships with our customers may be damaged, and we could incur liability. Further, our customers with annual subscription terms may have the right to terminate their subscriptions before the end of the subscription term due to our uncured material breach of agreement, including with respect to our data security obligations. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that supply chain attacks, including the SolarWinds attack, may have had on our business, these events are complex, difficult to defend against, and of unknown scope, therefore we could face a level of ongoing residual risk of security breaches resulting from this type of events. We may also be subject to additional liability risks for failing to disclose data breaches or other security incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents, such as the California Consumer Privacy Act (“CCPA”) (which is further discussed below in this “Risk Factors” section). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory data breach notification requirements for companies to notify data protection authorities, state and federal agencies, or individuals of data security incidents or personal data breaches. We may also be contractually required to notify certain customers in the event of a security incident pursuant to the applicable customer agreement. These mandatory disclosures regarding a security breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.

Federal, state, and provincial regulators and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our business, such as the long established Massachusetts data security regulations and the New York Stop Hacks and Improve Electronic Data Act, both of which establish administrative, technical, and physical data security requirements for companies, and permit civil penalties for each violation. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure, and use of personally identifiable information kept in our databases or those of our vendors. If our security measures fail to protect credit card information adequately, we could be liable to both our customers and their users for their losses, as well as the vendors under our agreements with them such that we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business, results of operations or financial condition. Any intentional or inadvertent security breaches or other unauthorized access to or disclosure of personal data could expose us to enforcement actions, regulatory or governmental audits, investigations, litigation, fines, penalties, adverse publicity, downtime of our systems, and other possible liabilities. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. In addition, our cybersecurity insurance coverage may be inadequate to cover all costs and expenses associated with a security breach that may occur in the future. We may need to devote significant resources to defend against, respond to and recover from cybersecurity incidents, diverting resources from the growth and expansion of our business.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers and our business could suffer.
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 157 countries, and the number of our paying customers has grown from over 82,000 as of December 31, 2021 to over 95,000 as of December 31, 2022. We have 16 offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. See the risk factor titled “Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition” in this Item 1A. Risk Factors for more information on the risks posed by a competitive labor market. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees in a remote setting and managing multi-geographic teams as a result of shifting our workplace operations to a combination of in-office, hybrid or remote working models, due to the COVID-19 pandemic and certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
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
We are subject to a number of risks related to credit and debit card payments, including:
• we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our products or experience an increase in our operating expenses;
• if our billing systems fail to work properly and the failure has an adverse effect on our customer satisfaction, causes credit and debit card issuers to disallow our continued use of their payment products, or, does not permit us to automatically charge our paying customers’ credit and debit cards on a timely basis or at all, we could lose or experience a delay in collection of customer payments;
• if we are unable to maintain our chargeback rate at acceptable levels, we may face civil liability, diminished public perception of our security measures and our credit card fees for chargeback transactions or our fees for other credit and debit card transactions or issuers may increase, or issuers may terminate their relationship with us; and
• we could be significantly impaired in our ability to operate our business if we lose our ability to process payments on any major credit or debit card.

A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity, the costs of managing international operations, geopolitical instability, and fluctuations in currency exchange rates.
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, Germany, the Netherlands, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom, and Asia. Approximately 53% and 54% of our revenue for the years ended December 31, 2022 and 2021, respectively, was generated from sales to paying customers located outside the United States including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
•restrictions imposed by the United States government against other countries, or foreign governments’ restrictions imposed on the United States, impacting our ability to do business with certain companies or in certain countries and the complexity of complying with those restrictions;
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

•regional health issues and the impact of public health epidemics and pandemics on employees and the global economy, such as the COVID-19 pandemic; and
•travel, work-from-home, or other restrictions or work stoppages, like those imposed by governments around the world as a result of the COVID-19 pandemic.
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
The effects of health epidemics may materially affect our customers or potential customers and how we operate our business.
Local, regional, and global health epidemics, such as the COVID-19 pandemic, have and have the future potential to significantly disrupt the economy. The impact and duration of epidemics are difficult to assess or predict and will depend in part upon the actions taken by governments, companies, and other enterprises in response thereto. Adverse conditions resulting from epidemics have and could again materially adversely affect our revenues, business and the value of our Class A common stock.
For example, our customers, particularly SMBs and marketing agencies focused on SMBs, were particularly impacted by the COVID-19 pandemic, and many reduced their technology spending, sales and marketing spending, and delayed purchasing decisions, impacting our business through slowed growth, reduced demand from new and existing SMB customers, and lower dollar-based net revenue retention rates. In April 2020, our paying customer growth rate declined, which we believe was primarily a result of the COVID-19 pandemic and the related socioeconomic impacts. In response, we offered free or discounted pricing to certain paying customers contemplating canceling their premium subscriptions as a remedial measure to retain them. We may in the future be required again to take remedial measures in response to health epidemics, including changing our terms or offering further discounts, which may materially adversely impact our revenues and business in future periods.
Health epidemics have and may again require us to alter our operations in ways that we cannot predict, including closing offices, increasing remote work, implementing temporary travel restrictions and shifting to virtual-only company events. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, cyber-security and/or customer retention, any of which could harm our financial condition and business operations.
To the extent health epidemics adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this Item 1A. Risk Factors.
Adverse or weakened general economic and market conditions may reduce spending on sales and marketing technology and information technology, which could harm our revenue, results of operations, and cash flows.

Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales and marketing, which depends in part on the amount of spending allocated by our paying customers or potential paying customers on sales and marketing technology and information. In addition to the internal strategy of our paying customers, which is not predictable and is subject to change, this spending depends on worldwide economic and geopolitical conditions. The United States, EU, and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, high inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, public health crises and epidemics, civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine) and overall economic uncertainty. In recent months, we have observed increased economic uncertainty in the United States and abroad. These developments may lead to growing concerns about the systemic impact of a potential global economic recession, energy costs geopolitical issues, or the availability and cost of credit and higher interest rates, which could further lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad. As our customers react to recent global economic conditions, especially if conditions disproportionately impact SMBs that make up an important segment of our paying customer base, we may see customers reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity, thereby affecting the rate of information technology spending and adversely affect our paying customers’ ability or willingness to purchase our products, delay prospective paying customers’ purchasing decisions, reduce the value or duration of their premium subscription contracts, or affect retention rates. Specifically, most of our paying customers are on month-to-month premium subscriptions that can be cancelled at any time. The current economic downturn may cause some of our paying customers to view a premium subscription to our platform as a discretionary purchase and reduce their discretionary spending on our platform, either reducing or terminating their premium subscription or deciding not to upgrade to another premium subscription. Such customers may seek to utilize free or lower-cost solutions from alternative sources or request to renegotiate existing contracts on less advantageous terms to us than those currently in place, default on payments on existing contracts, or not renew a contract at the end of its term. Such reductions or delays in spending on our solutions, lack of renewals, inability to attract new customers, as well as potential pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.
Furthermore, the spending patterns of the SMBs that make up a large portion of our paying customer base are difficult to predict and are typically more susceptible to the adverse effects of economic fluctuations, including those caused by the COVID-19 pandemic and rising inflation, and overall consumer confidence. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than our competitors who do not focus on SMBs to the extent that we do.
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

We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquired assets, data, or companies may not be successfully integrated into our operations, costs in connection with acquisitions and integrations may be higher than expected, and we may also incur unanticipated acquisition-related costs or liabilities. These costs or liabilities could adversely affect our financial condition, results of operations, or prospects. Any acquisition we complete could be viewed negatively by customers, users, developers, and other employees, partners, or investors, and could have adverse effects on our existing business relationships and company culture.
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

If we experience a decline in cash flow due to any of the factors described in this Item 1A. Risk Factors or otherwise, we could have difficulty paying interest due on our indebtedness and meeting the financial covenants set forth in our credit facility. If we fail to comply with the various requirements of our indebtedness, we could default under our credit facility. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our credit facility, an increase in the applicable interest rates under our credit facility, and a requirement that Semrush Inc., which is a co-borrower under the facility, pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our credit facility, including substantially all of our and Semrush Inc.’s assets. Thus, any such default could have a material adverse effect on our liquidity and financial condition.
Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.
Growth forecasts that we have provided and may in the future provide relating to our market opportunities and the expected growth thereof are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets grow at the forecasted rates, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth that we have provided and may in the future provide should not be taken as indicative of our future growth.
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
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $28.6 million and $15.7 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

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

In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. Furthermore, as a response to the Russian military action in Ukraine and subsequent U.S., E.U., and other sanctions against Russia, we continue to relocate employees outside the country, although, as of August 10, 2022, we no longer have any operating subsidiaries in Russia. We expect to incur additional costs in connection with these relocations due to competitive labor markets and higher costs of talent and labor in the geographies to which we are relocating these employees. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.

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
Our ability, like those of other technology companies, to collect, augment, analyze, use, and share information collected through the use of third-party cookies for online behavioral advertising is governed by U.S. and foreign laws and regulations which change from time to time, such as those regulating the level of consumer notice and consent required before a company can employ cookies to collect data about interactions with users online. In the United States, both state and federal legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review, and occasional enforcement, by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states. Our use of online tracking technologies are regulated by the CCPA and other state privacy laws that require companies to offer consumers the right to opt out of certain tracking activities.
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
For example, relevant applicable laws and regulations governing the collection, use, disclosure, security or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the CCPA and similar state privacy laws, and state breach notification laws. The CCPA, for example, broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches involving personal information, which is expected to increase the likelihood of, and risks associated with, data breach litigation. The California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and establishes a state agency vested with the authority to enforce the CCPA. It is not yet fully clear how the CCPA (as amended by the CPRA) will be enforced and how it will be interpreted. Additionally, comprehensive data protection privacy laws akin to the CCPA have recently been passed in other states. For example, in March 2021, Virginia enacted the Consumer Data Protection Act (or CDPA), which became effective on January 1, 2023. In July 2021, Colorado passed the Colorado Privacy Act (or CPA), which will become effective on July 1, 2023. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act (or UCPA), which will become effective on December 31, 2023. Also, in May 2022, Connecticut signed the Connecticut Data Privacy Act (or CTDPA) into law, which will become effective on July 1, 2023. Furthermore, a number of other U.S. states have proposed similar privacy and data protection legislation, and it is quite possible that certain of these proposals will pass. The effects of the CCPA and other similar state or federal laws are potentially significant and may require us to modify our data collection or data processing practices and policies, and to incur substantial costs and potential liability in an effort to comply with such legislation.

We maintain offices in the EU (including Cyprus, the Czech Republic, Germany, the Netherlands, Poland, and Spain), and we have customers in the EU and the UK. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “EU GDPR”), and related member state implementing legislation. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK-specific amendments) into UK law (the “UK GDPR”). The EU GDPR and UK GDPR are collectively defined herein as “European Data Protection Law”. European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK.
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
European Data Protection Law also imposes strict rules on the transfer of personal data out of the EU/UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard specified by the European Data Protection Law is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. We rely on SCCs and certain derogations to transfer personal data from the EU and the UK to the United States. On July 16, 2020, the Court of Justice of the EU (the “CJEU”) in its Schrems II decision ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. If the standard is not met, businesses will be required to adopt supplementary measures. On June 4, 2021, the European Commission published new versions of the SCCs (“New SCCs”), to align with the EU GDPR and to address the issues identified by the CJEU’s Schrems II decision. The UK Information Commissioner’s Office has published its own form of standard contractual clauses, referred to as the “International Data Transfer Agreement” for the purposes of data transfers out of the UK. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer of personal data from Europe and the UK to the United States and other third countries, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens. European or multi-national customers may refuse or be reluctant to use or continue to use our platform or products as a result of such developments until law makers and regulators in the EU and the United States have resolved the issues that instigated the decision of the CJEU noted above. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our platform and products in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could have an adverse effect on our reputation and business. In addition, the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK, and will need to amend our processes and procedures to align with the new framework.
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
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, the European Data Protection Law imposes sanctions for violations up to the greater of €20 million (£17.5 million) and 4% of worldwide gross annual revenue, enables individuals to claim damages resulting from infringement of the European Data Protection Law and introduces the right for non-profit organizations to bring claims on behalf of data subjects. The CCPA allows for fines of up to $7,500 for each violation. Non-compliance with Russian data localization rules may result in imposition of an administrative fine of up to RUB 18 million, or approximately $240,000, for each violation. Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.

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
We are required to comply with U.S. economic sanctions and export control laws and regulations that prohibit the provision of certain products and services to certain targeted countries, governments, and persons. We have adopted a company-wide Trade Compliance Policy and implemented certain precautions to prevent our platform and products from being exported or accessed in violation of U.S. export controls or U.S. sanctions laws and regulations. However, we cannot be certain that each of our employees will fully comply with the Trade Compliance Policy, nor can we be certain that the precautions we take will prevent all violations of these laws.
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
During the second quarter of 2022, we began a large-scale relocation effort of our Russia-based workforce to other jurisdictions. On August 3, 2022, we completed the sale of our two Russian subsidiaries, Semrush RU Ltd. and Semrush SM Ltd., in connection with the winding down of our operations in Russia. Our exit from Russia was substantially completed by December 31, 2022. See Note 7 “Exit Costs” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our wind down of our Russian operations. We believe the wind down of our operations in Russia has been and continues to be in compliance with new and evolving sanctions and export control laws, including Executive Order 14071, prohibiting, in part, new investment in Russia.
It is possible that, as part of our compliance efforts, it may be difficult for us to maintain or access software used in our operations as we continue to wind down our operations in Russia. Furthermore, our efforts to comply with U.S. sanctions requirements may cause us to be in conflict with or violate new sanctions imposed by the Russian government in response to sanctions activities by other countries. Any such violations may adversely affect our operations or financial condition.

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
In addition, we are required, pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, as amended (“SOX”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our annual report for any fiscal year following such date that we are no longer an emerging growth company. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
In connection with the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2022, we identified further material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the cash disbursement process. Specifically, we identified deficiencies in the design and operation of internal controls over the period-end recognition and cutoff for certain expenses.
We have implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting to remediate these material weaknesses. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance personnel, and engaging financial consultants to enable the implementation of internal control over financial reporting. Additionally, we are implementing certain accounting systems to upgrade our existing systems and to automate certain manual processes.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $7.16 to $32.48 through December 31, 2022. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•variance in our results of operations from the expectations of market analysts;
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of March 3, 2023 held in the aggregate 89% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 3, 2023, our directors, executive officers, and their affiliates, held in the aggregate 89% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and second amended and restated bylaws, include provisions that:
•provide that the authorized but unissued shares of our common stock and our preferred stock are available for future issuance without stockholder approval;
•provide that our Board is classified into three classes of directors with staggered three-year terms;
•permit the Board to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and second amended and restated bylaws;
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
Our second amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our second amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our second amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our second amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our second amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our second amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our second amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Our headquarters are located at 800 Boylston Street, Suite 2475, Boston, Massachusetts, USA 02199, where we lease 16,467 square feet of office space. The lease expires in 2027. We use this facility for administration, sales and marketing, technology and development and professional services. We had previously leased a facility containing 122,031 square feet of office space in Saint Petersburg, Russia, which was terminated as of August 2022. Additionally, we lease 39,877 square feet of office space in Prague, Czech Republic, 19,763 square feet of office space in Barcelona, Spain, 13,605 square feet of office space in Limassol, Cyprus, 10,450 square feet of office space in Trevose, Pennsylvania, 4,097 square feet of office space in Philadelphia, Pennsylvania, and 4,365 square feet of office space in Dallas, Texas. The leases expire at various dates between 2023 and 2027, respectively. We rent serviced office spaces with 25 or more desks in Amsterdam, Netherlands; Belgrade, Serbia; Berlin, Germany; and Yerevan, Armenia. The service office contracts have expirations during 2023, with the exception of Yerevan, which expires in 2024. We believe that these facilities are generally suitable to meet our current needs.
We operate two data centers in Ashburn, Virginia and one in Atlanta, Georgia. We also operate two locations in Google Cloud, one in Virginia and one in South Carolina. Our data center leases expire between fiscal years 2024 and 2025. We have excess capacity built into our primary data center leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint. See Note 3 “Leases” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our data centers.

Item 3. Legal Proceedings
From time to time we may become in involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the ultimate costs to resolve any pending matter will not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock is listed on the New York Stock Exchange under the symbol “SEMR” since March 2021. Prior to that date, there was no public market for our Class A common stock.

Our Class B common stock is neither listed nor traded.

Stockholders

As of March 10, 2023, we had 15 holders of record of our Class A common stock and 5 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.

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
The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the prospectus filed with the SEC on March 25, 2021 in connection with the IPO (the “Prospectus”). No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
There has been no material change in the planned use of proceeds from the IPO as described in the Prospectus. We invested the funds received in accordance with our Board approved investment policy, which provides for investments in obligations of the U.S. and foreign governments, money market instruments, registered money market funds, corporate and municipal bonds.
Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 18, 2022. The period-to-period comparison of financial results is not necessarily indicative of future results.
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
Since our founding in 2008, we have achieved a number of significant milestones, including:
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
•2018: Completed another round of financing led by Greycroft and e.ventures, relocated headquarters to Boston, Massachusetts, and opened an office in Dallas, Texas, surpassed $70 million in ARR, and launched our first add-on offering, Local Listings;
•2019: Surpassed 50,000 customers and $100 million in ARR, and launched our second add-on offering, our competitive intelligence tool;
•2020: Acquired Prowly, received multiple awards, including “Best SEO Software Suite” and “Best Search Software Tool” according to the European Search Awards, and our headcount grew to more than 900 employees globally;
•2021: Completed our IPO and the Follow-On Offering and surpassed $200 million in ARR; and
•2022: Acquired Backlinko and Kompyte, continued expansion of our App Center to 37 apps including 17 third-party apps, increased the number of customers that pay more than $10,000 annually by more than 50% year over year.
We generate substantially all of our revenue from monthly and annual subscriptions to our online visibility management platform under a SaaS model. Subscription revenue is recognized ratably over the contract term beginning on the date the product is made available to customers.
We have one reportable segment. See Note 16 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Our subscription model enables our paying customers to choose among tiered plans for a majority of our products to meet their specific needs. Our multi-price point pricing for our core product ranges between $100 and $400 per month or $1,000 to $4,000 per year for customers who purchased our core product prior to January 4, 2021 and do not let their subscriptions lapse, and between $119.95 and $449.95 per month or $1,199 to $4,499 per year for new customers since January 4, 2021, with each price point providing an incremental level of access to our products and usage limits. Within our subscription tiers, customers have the ability to purchase increased usage limits by adding the ability to create additional projects, keywords to track, and seat licenses without moving to a higher price point plan. We have a demonstrated track record of customers consistently upgrading to higher price point plans to get access to incremental functionality and usage limits. Additionally, we offer add-ons that are not included in our subscription plans and are sold on a one-time or monthly basis depending on the add-on.
Since inception, we have managed our rapid growth with discipline and efficiency. We generated revenue of $254.3 million and $188.0 million for the years ended December 31, 2022 and 2021, respectively, representing growth of 35% year over year. Our revenue grew at a compound annual growth rate of 46% between the years ended December 31, 2017 and December 31, 2022. Our net loss for the years ended December 31, 2022 and 2021 was $33.8 million and $3.3 million, respectively.
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
Key Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has cancelled or intends to cancel its subscription and we continue to generate revenue from them. As of December 31, 2022 and 2021, we had more than 95,000 paying customers and 82,000 paying customers, respectively, accounting for $275.1 million and $215.7 million in ARR, respectively.
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

Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of December 31, 2022 and 2021 was approximately 118% and 126%, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings, and we continue to introduce new products and functionality. Our ARR per paying customer as of December 31, 2022 and 2021 was $2,868 and $2,631, respectively. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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
Free cash flow and free cash flow margin
We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by total revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allows us to better understand the cash needs of our business. While we believe that free cash flow and free cash flow margin are useful in evaluating our business, free cash flow and free cash flow margin are each a non-GAAP financial measure that have limitations as an analytical tool, and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash used in operating activities in accordance with GAAP. The utility of each of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as tool for comparison. A summary of our cash flows from operating, investing, and financing activities is provided below. We recommend that you review the reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash used in operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, provided below, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(9,624)	$23,761
Net cash used in investing activities	(179,832)	(4,633)
Net cash (used in) provided by financing activities	(345)	215,324
Effect of exchange rate changes on cash and cash equivalents	(275)	(230)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(190,076)	$234,222

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(9,624)	$23,761
Purchases of property and equipment	(4,234)	(2,380)
Capitalization of internal-use software costs	(1,706)	(1,403)
Free cash flow	$(15,564)	$19,978

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities (as a percentage of revenue)	(3.8)%	12.6%
Purchases of property and equipment (as a percentage of revenue)	(1.7)%	(1.3)%
Capitalization of internal-use software costs (as a percentage of revenue)	(0.7)%	(0.7)%
Free cash flow margin	(6.1)%	10.6%
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
As of December 31, 2022 and 2021, we served over 95,000 and 82,000 paying customers, respectively, in various industries. Our revenue is not concentrated with any single customer or industry. For the years ended December 31, 2022 and 2021 no single customer accounted for more than 1% of our revenue.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform, acquiring data, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team, and data acquisition costs. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions. We allocate overhead costs, such as rent and facility costs, certain information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs directly associated with our sales and marketing department, including salaries, benefits, incentive compensation, and stock-based compensation, online advertising expenses, and marketing and promotional expenses, as well as allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized on a straight-line basis over the average period of benefit, which we estimate to be two years. We expect that our sales and marketing expenses will continue to increase in both absolute dollars and as a percentage of revenue in the year ending December 31, 2023 as compared to the year ended December 31, 2022. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. We expect to increase our investment in sales and marketing as we add new services, which will increase these expenses in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will vary depending upon the mix of revenue from new and existing customers, as well as changes in the productivity of our sales and marketing programs.
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
Exit Costs
The costs associated with the winding down of our operations in Russia are included in the consolidated statements of operations in our (loss) income from continuing operations under the line item, Exit Costs. Exit costs in connection with the winding down of our operations in Russia include employee severance and fringe benefit costs, the loss on the sales of our Russian subsidiaries, and other associated relocation costs. We do not expect the remaining exit costs associated with the winding down of our operations in Russia to be material in future periods.
Other Income (Expense), Net
Included in other income (expense), net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate, with the exception of Russia where the U.S. dollar was the functional currency. Accordingly, for the year ended December 31, 2022, the functional currencies of our international locations were the local currencies for these regions, except for Russia. As of August 10, 2022, we no longer have operating subsidiaries in Russia. For the years ended December 31, 2021 and 2020, the functional currency of our international operations was the U.S. dollar except for Prowly, which is the Polish Zloty. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income (expense), net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change. Interest expense is related to our outstanding revolving credit facility, as well as interest associated with outstanding finance leases.
Other income (expense), net also includes amounts for interest income and expense, other miscellaneous income and expense, and gains and losses unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible note investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income (expense), net for each reporting period.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the years ended December 31, 2022 and 2021 primarily relates to income earned in certain foreign jurisdictions.

Results of Operations for the Years Ended December 31, 2022 and 2021
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$254,316	$188,001
Cost of revenue (1)	48,553	41,934
Gross profit	205,763	146,067
Operating expenses
Sales and marketing (1)	126,889	81,122
Research and development (1)	41,204	24,322
General and administrative (1)	62,779	43,116
Exit costs	11,264	—
Total operating expenses	242,136	148,560
Loss from operations	(36,373)	(2,493)
Other income (expense), net	3,456	(522)
Loss before income taxes	(32,917)	(3,015)
Provision for income taxes	931	270
Net loss	$(33,848)	$(3,285)
(1)Includes stock-based compensation expense as follows:

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$74	$37
Sales and marketing	2,235	405
Research and development	1,123	348
General and administrative	3,961	1,952
Total stock-based compensation	$7,393	$2,742

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	100%	100%
Cost of revenue	19%	22%
Gross profit	81%	78%
Operating expenses
Sales and marketing	50%	43%
Research and development	16%	13%
General and administrative	25%	23%
Exit costs	4%	—%
Total operating expenses	95%	79%
Loss from operations	(14)%	(1)%
Other income (expense), net	1%	—%
Loss before income taxes	(13)%	(2)%
Provision for income taxes	—%	—%
Net loss	(13)%	(2)%

Comparison of the Years Ended December 31, 2022 and 2021
Revenue
Our revenue during the years ended December 31, 2022 and 2021 was as follows:

	For the Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$254,316	188,001	$66,315	35%

Revenue increased by $66.3 million year over year. The majority of this increase was driven by an increase in the number of paying customers to more than 95,000 as of December 31, 2022 from more than 82,000 as of December 31, 2021. The increase in revenue for the year ended December 31, 2022 was also driven by growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the years ended December 31, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Revenue:
United States	$119,775	$85,642
United Kingdom	25,669	19,625
Other	108,872	82,734
Total revenue	$254,316	$188,001

Cost of Revenue, Gross Profit and Gross Margin

	For the Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$48,553	$41,934	$6,619	16%
Gross profit	$205,763	$146,067	$59,696	41%
Gross margin	81%	78%

The increase in cost of revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following changes:

Change
2022-2021
(in thousands)
Personnel costs	$2,327
Hosting fees	(933)
Integration and data costs	2,384
Merchant fees	2,033
Depreciation and amortization	530
Other	278
Cost of revenue	$6,619

For the year ended December 31, 2022, cost of revenue increased by $6.6 million. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Merchant fees increased commensurate with revenue growth. Personnel costs increased primarily as a result of a 32% increase in headcount as we continue to grow our customer support team to support our customer growth. Additionally, depreciation and amortization expense increased as a result of an increase in amortization of purchased intangibles associated with the Kompyte acquisition during 2022. These increases were partially offset by a decrease in hosting fees as a result of the relocation of data centers during the year ended December 31, 2022.

Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$126,889	$81,122	$45,767	56%
Percentage of total revenue	50%	43%

The increase in sales and marketing expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Marketing and advertising expense	$23,642
Personnel costs	20,064
Other	2,061
Sales and marketing	$45,767
For the year ended December 31, 2022, sales and marketing expense increased by $45.8 million. Marketing and advertising expense increased by $23.6 million as we continue to focus on acquiring new paying customers. Personnel costs increased by $20.1 million, primarily as a result of a 38% increase in headcount as we continue to expand our sales teams to grow our customer base as well as the costs associated with operating in higher cost locations. Personnel costs include the amortization of capitalized commission costs, which increased year over year, partially due to the amortization of commissions paid in prior periods, as well as expense associated with the amortization of commissions paid and capitalized during 2022, which increased due to the overall growth in sales. It was also driven by a $1.8 million increase in stock-based compensation compared to the year ended December 31, 2021 applicable to these teams.
Research and Development

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$41,204	$24,322	$16,882	69%
Percentage of total revenue	16%	13%
For the year ended December 31, 2022, research and development costs increased by $16.9 million, primarily as a result of a 40% increase in headcount and higher personnel costs due to the competitive labor market, as compared to the year ended December 31, 2021, as we continued to expand our product development teams as well as the costs associated with operating in higher costs locations. It was also driven by a $0.8 million increase in stock-based compensation compared to the year ended December 31, 2021 applicable to these teams.

General and administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$62,779	$43,116	$19,663	46%
Percentage of total revenue	25%	23%
The increase in general and administrative expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$6,236
Dues and subscriptions	1,480
Professional services	7,395
Business Insurance	590
Rent and office expenses	2,134
Other	1,828
General and administrative	$19,663
For the year ended December 31, 2022, general and administrative expense increased by $19.7 million. Professional services increased by $7.4 million, which was primarily driven by a $6.0 million increase in consulting fees and, to a lesser degree, increases in accounting, audit and legal fees. Personnel costs increased by $6.2 million, which was primarily driven by a 41% increase in headcount as compared to the year ended December 31, 2021 as we continued to expand our accounting and reporting, legal and compliance, and internal support teams. It was also driven by a $2.0 million increase in stock-based compensation compared to the year ended December 31, 2021 applicable to these teams. Rent and office expenses increased by $2.1 million, which was primarily driven by increases in office rent of $1.0 million, other office expenses of $0.4 million and office equipment expenses of $0.4 million.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$3,456	$(522)	$3,978	(762)%
Percentage of total revenue	1%	—%
The change in other income (expense), net for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to an increase in interest income of $3.2 million, as well as an increase in other income of $2.1 million, partially offset by an increase in foreign exchange losses of $1.3 million.

Provision for Income Taxes

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$931	$270	$661	245%
Percentage of total revenue	0.4%	0.1%
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
As of December 31, 2022, we had cash and cash equivalents of $79.8 million, short-term investments of $157.8 million and accounts receivable of $3.6 million.
Our principal uses of cash in recent periods have been to fund operations, invest in capital expenditures and short-term investments, and strategically acquire new businesses. This cash is held in cash deposits and money market funds.

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
Our Credit Facility
Pursuant to the Credit Agreement among us and Semrush, Inc., each as a borrower, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as the administrative agent, as amended from time to time, we have a senior secured credit facility that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The availability of the credit facility is subject to the borrowing base based on an advance rate of 400% multiplied by annualized retention applied to monthly recurring revenue. The credit facility has a maturity of three years and will mature on January 12, 2024.

As of December 31, 2022, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility.
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
Net cash used in operating activities during the year ended December 31, 2022 was $9.6 million, which resulted from a net loss of $33.8 million adjusted for non-cash charges of $28.8 million and a net cash outflow of $4.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $9.0 million for amortization of deferred contract acquisition costs related to capitalized commissions, $7.4 million of stock-based compensation expense, $6.7 million of depreciation and amortization expense, and $4.5 million of non-cash lease expense. The change in operating assets and liabilities was primarily the result of a $9.5 million increase in deferred contract costs, a $3.3 million increase in accounts receivable, a $4.1 million decrease in operating lease liabilities, and a $2.4 million increase in prepaid expenses and other current assets. These outflows were partially offset by a $9.1 million increase in deferred revenue due to the addition of new customers and expansion of the business and a $6.8 million increase in accounts payable.
Net cash provided by operating activities during the year ended December 31, 2021 was $23.8 million, which resulted from a net loss of $3.3 million adjusted for non-cash charges of $13.0 million and a net cash inflow of $14.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.5 million for amortization of deferred contract acquisition costs related to capitalized commissions, $3.5 million of depreciation and amortization expense and $2.7 million of stock-based compensation expense. The changes in operating assets and liabilities was primarily the result of a $13.8 million increase in deferred revenue due to the addition of new customers and expansion of the business, an $11.6 million increase in accrued expenses, and a $1.5 million increase in accounts payable. These inflows were partially offset by a $9.4 million increase in deferred contract costs, a $2.8 million increase in prepaid expenses and other current assets, and a $0.8 million increase in accounts receivable.

Investing Activities
Net cash used in investing activities for the years ended December 31, 2022, and 2021 was $179.8 million, and $4.6 million, respectively. The increase of $175.2 million between the year ended December 31, 2022 and 2021 was primarily due to $157.9 million used to purchase short-term investments, a $13.6 million increase in cash paid for acquisitions, net of cash acquired, and a $1.5 million increase in the purchase of convertible debt securities.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $0.3 million and consisted of cash inflows related to the exercises of stock options of approximately $1.0 million as well as shares issued in connection with the Employee Stock Purchase Plan of $0.8 million and cash outflows relating to payments on capital leases of $2.1 million. Net cash provided by financing activities for the year ended December 31, 2021 was $215.3 million, which was primarily driven by $215.4 million in net proceeds from our public offerings and, to a lesser extent, $1.3 million in proceeds from the exercise of stock options, partially offset by cash outflows relating to payments on capital leases of $1.4 million.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under leases for office space and leases for data center facilities. For more information regarding our lease obligations, see Note 3 to the consolidated financial statements of this Annual Report on Form 10-K. In addition to our leases, we also have multi-year commitments with certain data providers expiring at various dates through 2026. For more information regarding our commitments with data providers, see Note 13 to the consolidated financial statements of this Annual Report on Form 10-K. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Recent Accounting Pronouncements
Refer to sections titled “Recent Accounting Pronouncements” in Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

We believe that of our significant accounting policies, which are described in Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our audited consolidated financial condition and results of operations.
Revenue Recognition
Revenue Recognition Policy
We generate revenue primarily from subscriptions to our online visibility management platform, which is comprised of subscription fees from customers accessing our SaaS services and related customer support. We offer subscriptions to our platform primarily on a monthly or annual basis, and we sell our products and services primarily through a self-service model and also directly through our sales force. Our subscription arrangements provide customers the right to access our hosted software applications and customers do not have the right to take possession of our software during the hosting arrangement.

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
The weighted-average fair values of options granted during the years ended December 31, 2022 and 2021 were $6.36 and $8.45 per share, respectively. The weighted-average assumptions utilized to determine the fair value of options granted are presented in the following table:

	Year Ended December 31,
	2022	2021
Expected volatility	53.3%	52.1%
Weighted-average risk-free interest rate	2.72%	1.07%
Expected dividend yield	—	—
Expected life – in years	6	6
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of December 31, 2022 and 2021, we had cash, cash equivalents, and investments of $237.5 million and $269.7 million, respectively. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
As of December 31, 2022, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears.

Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, rubles, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in these foreign currencies, primarily the euro. In connection with the relocation of employees out of Russia into other locations in Europe, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $3.5 million gain or loss on our consolidated statements of operations and cash flows.
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

Item 8. Financial Statements and Supplementary Data
SEMRUSH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Semrush Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semrush Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 15, 2023

SEMRUSH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$79,765	$269,665
Short-term investments	157,774	—
Accounts receivable	3,559	2,190
Deferred contract costs, current portion	6,974	6,338
Prepaid expenses and other current assets	9,307	5,345
Total current assets	257,379	283,538
Property and equipment, net	8,076	8,270
Operating lease right-of-use assets	12,009	—
Intangible assets, net	10,286	2,925
Goodwill	6,529	1,991
Deferred contract costs, net of current portion	2,082	2,254
Other long-term assets	2,329	1,096
Total assets	$298,690	$300,074
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,495	$9,942
Accrued expenses	17,847	19,479
Deferred revenue	49,354	40,232
Current portion of operating lease liabilities	3,694	—
Other current liabilities	2,311	1,896
Total current liabilities	88,701	71,549

Deferred revenue, net of current portion	122	237
Deferred tax liability	11	268
Operating lease liabilities, net of current portion	8,929	—
Other long-term liabilities	1,023	2,478
Total liabilities	98,786	74,532
Commitments and contingencies (Note 13)
Stockholders’ equity
Undesignated preferred stock, $0.00001 par value — 100,000 shares authorized, and no shares issued or outstanding as of December 31, 2022 or 2021	—	—
Class A common stock, $0.00001 par value — 1,000,000 shares authorized and 43,743 shares issued and outstanding as of December 31, 2022; 31,842 shares issued and outstanding as of December 31, 2021	—	—
Class B common stock, $0.00001 par value — 160,000 shares authorized, and 97,897 shares issued and 97,844 outstanding as of December 31, 2022; 108,975 shares issued and 108,870 outstanding as of December 31, 2021	1	1
Additional paid-in capital	274,057	264,871
Accumulated other comprehensive deficit	(1,206)	(230)
Accumulated deficit	(72,948)	(39,100)
Total stockholders’ equity	199,904	225,542
Total liabilities and stockholders’ equity	$298,690	$300,074
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2022	2021	2020
Revenue	$254,316	$188,001	$124,875
Cost of revenue	48,553	41,934	29,930
Gross profit	205,763	146,067	94,945
Operating expenses
Sales and marketing	126,889	81,122	54,518
Research and development	41,204	24,322	17,528
General and administrative	62,779	43,116	29,044
Exit costs	11,264	—	—
Total operating expenses	242,136	148,560	101,090
Loss from operations	(36,373)	(2,493)	(6,145)
Other income (expense), net	3,456	(522)	(290)
Loss before income taxes	(32,917)	(3,015)	(6,435)
Provision for income taxes	931	270	577
Net loss	$(33,848)	$(3,285)	$(7,012)

Net loss per share attributable to common stockholders—basic and diluted:	$(0.24)	$(0.03)	$(0.07)

Weighted-average number of shares of common stock used in computing net loss per share attributable to common stockholders—basic and diluted:	141,160	126,586	94,803

Net loss	$(33,848)	$(3,285)	$(7,012)
Other comprehensive loss
Foreign currency translation adjustments	(851)	(230)	—
Unrealized loss on investments	(125)	—	—
Comprehensive loss	$(34,824)	$(3,515)	$(7,012)
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	94,592,700	$—	—	$—	—	$—	$3,644	$—	$(28,803)	$(1,159)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	457,341	—	—	—	—	—	252	—	—	252
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,079	—	—	1,079
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,012)	(7,012)
Balances at December 31, 2020	3,379,400	7,789	1,837,600	10,270	4,681,400	24,000	95,050,041	—	—	—	—	—	4,975	—	(35,815)	(6,840)
Conversion of preferred stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—	—
Issuance of Class A Common Stock in connection with the partial exercise of the overallotment option in connection with the initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	719,266	—	—	—	9,245	—	—	9,245
Issuance of Class A Common Stock in connection with follow-on public offering, net of issuance costs	—	—	—	—	—	—	—	—	4,000,000	—	—	—	77,903	—	—	77,903
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	17,121,795	—	(17,121,795)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,194,918	—	1,327	—	—	1,327
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,742	—	—	2,742
Vesting of Class B Common Stock in connection with Restricted Stock Awards	—	—	—	—	—	—	—	—	—	—	51,762	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(230)	—	(230)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,285)	(3,285)
Balances at December 31, 2021	—	—	—	—	—	—	—	—	31,841,061	—	108,870,126	1	264,871	(230)	(39,100)	225,542
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	11,078,315	—	(11,078,315)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	681,860	—	—	—	981	—	—	981
Issuance of shares in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	64,756	—	—	—	758	—	—	758
Vesting of Common Stock in connection with Restricted Stock Units	—	—	—	—	—	—	—	—	77,182	—	51,759	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	7,447	—	—	7,447
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(851)	—	(851)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(125)	—	(125)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,848)	(33,848)
Balances at December 31, 2022	—	—	—	—	—	—	—	—	43,743,174	—	97,843,570	1	274,057	(1,206)	(72,948)	199,904

The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31,
	2022	2021	2020
Operating Activities
Net loss	$(33,848)	$(3,285)	$(7,012)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,650	3,535	1,484
Intangible asset impairment expense	642	—	—
Amortization of deferred contract costs	8,988	6,489	4,623
Non-cash lease expense	4,520	—	—
Loss on disposal of subsidiaries	1,738	—	—
Stock-based compensation expense	7,393	2,742	1,079
Non-cash interest expense	242	211	—
Changes in fair value of convertible debt securities	(1,152)	—	—
Deferred taxes	(253)	59	(90)
Changes in operating assets and liabilities:
Accounts receivable	(3,317)	(791)	738
Deferred contract costs	(9,452)	(9,362)	(6,637)
Prepaid expenses and other current assets	(2,446)	(2,784)	(70)
Accounts payable	6,793	1,527	1,825
Accrued expenses	(848)	11,613	2,501
Other current liabilities	(394)	—	—
Deferred revenue	9,133	13,807	6,914
Other long-term liabilities	94	—	497
Change in operating lease liability	(4,107)	—	—
Net cash (used in) provided by operating activities	(9,624)	23,761	5,852
Investing Activities
Purchases of property and equipment	(4,234)	(2,380)	(2,367)
Purchases of short-term investments	(157,899)	—	—
Purchases of convertible debt securities	(2,000)	(500)	—
Capitalization of internal-use software development costs	(1,706)	(1,403)	(1,032)
Cash paid for acquisition of businesses, net of cash acquired	(13,993)	(350)	(2,685)
Net cash used in investing activities	(179,832)	(4,633)	(6,084)
Financing Activities
Proceeds from exercise of stock options	981	1,327	252
Proceeds from issuance of shares in connection with Employee Stock Purchase Plan	758	—	—
Payment of finance leases	(2,084)	(1,373)	—
Payment of deferred offering costs	—	—	(1,924)
Net proceeds from completing public offerings	—	215,370	—
Net cash (used in) provided by financing activities	(345)	215,324	(1,672)
Effect of exchange rate changes on cash and cash equivalents	(275)	(230)	—
(Decrease) increase in cash, cash equivalents and restricted cash	(190,076)	234,222	(1,904)
Cash, cash equivalents and restricted cash, beginning of year	269,841	35,619	37,523
Cash, cash equivalents and restricted cash, end of year	$79,765	$269,841	$35,619
Supplemental cash flow disclosures
Cash paid for interest	$229	$321	$—
Cash paid for income taxes	$603	$248	$583
Deferred offering costs incurred and not paid	$—	$—	$243
Credit facility costs incurred and not paid	$—	$—	$303
Accrued purchase consideration	$—	$—	$497
Acquisition of fixed assets under finance leases	$1,050	$5,750	$—
Unrealized loss on short-term investments	$125	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,567	$—	$—
Reduction of right-of-use assets and lease liabilities due to lease modifications	$1,278	$—	$—
Reclassification of deferred rent liability to right-of-use assets upon adoption of ASC 842	$213	$—	$—
Right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$12,579	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2022, 2021, and 2020
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
Effects of the Russian Military Action in Ukraine
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where the Company operates and derives its revenue. Several countries in which the Company operates are experiencing and may continue to experience military action and civil and political unrest as a result of such action. The Company has significant development operations in the emerging market economies of Eastern Europe and more than half of the Company’s full-time employees were historically located in Russia.
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

During the second quarter of 2022, the Company began a large-scale relocation effort of its Russia-based workforce to other jurisdictions. The Company’s exit from Russia was substantially completed by December 31, 2022. See Note 7 for additional information on the costs associated with such relocation efforts.

Sale of the Company’s Russian Subsidiaries

On August 3, 2022, the Company completed the sale of its two Russian subsidiaries, Semrush RU Ltd. and Semrush SM Ltd., in connection with the winding down of its operations in Russia. The Company received an insignificant amount of consideration in connection with the sale of these two subsidiaries. See Note 7 for further detail on the sale of the Company’s Russian subsidiaries.

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
As of December 31, 2022, the Company has experienced long lead times for hardware affected by a semiconductor shortage attributed to the COVID-19 pandemic which may affect its ability to timely furnish the infrastructure within its data centers. The Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, revenue recognition, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, expensing and capitalization of research and development costs for internal-use software, the average period of benefit associated with costs capitalized to obtain revenue contracts, the determination of the fair value of stock-based awards issued, stock-based compensation expense, the determination of the estimated fair value of the convertible notes held by the Company, the valuations of the intangible assets acquired through acquisitions, the estimation of the Company’s incremental borrowing rate, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.
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
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 17.
Revenue Recognition
The Company primarily derives revenue from subscription revenues via the Semrush online visibility management platform and the Prowly public relations platform, which are comprised of subscription fees from customers accessing the Company’s SaaS services and related customer support. For the years ended December 31, 2022, 2021, and 2020, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the years ended December 31, 2022, 2021 and 2020.
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
The Company recognizes revenue in accordance with ASC 606. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services. To achieve the core principle of ASC 606, the Company performs the following steps:
1)Identify the contract(s) with a customer;
2)Identify the performance obligations in the contract;
3)Determine the transaction price;
4)Allocate the transaction price to the performance obligations in the contract; and

5)Recognize revenue when (or as) the Company satisfies a performance obligation.
The Company recognizes subscription and support revenue ratably over the term of the contract, beginning on the date the customer is provided access to the Company’s service. These subscriptions are generally stand-ready obligations as the customer has access to the service throughout the term of the subscription, and the Company’s performance obligations are satisfied with the customer over time. The Company considers the SaaS services and related support services to have the same pattern of transfer to the customer. As such, they are accounted for as a single performance obligation.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $9,007 and $13,809 during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, $40,232, $26,537, and $19,218 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2022 was $654, which the Company expects to recognize over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2022. For performance obligations not satisfied as of December 31, 2022, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2022. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and recorded as deferred contract costs in the consolidated balance sheet and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as current deferred contract costs, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

Cost of Revenue
Cost of revenue primarily consists of expenses related to supporting and hosting the Company’s SaaS platforms, acquiring data and providing support to the Company’s customers. These costs include salaries, benefits, incentive compensation and stock-based compensation expense related to the management of the Company’s data centers, the customer support team, and data acquisition costs. In addition to these expenses, the Company incurs third-party service provider costs, such as data center and networking expenses, allocated overhead costs, and depreciation and amortization expense associated with the Company’s property and equipment and capitalized internal-use software development costs.
Cash, Cash Equivalents and Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the consolidated statements of operations.
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities (“ASC 320”), it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the consolidated statements of operations and comprehensive loss. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on the specific-identification method. There were no material realized gains or losses on investments for the years ended December 31, 2022, 2021, or 2020. The Company did not hold any debt investments as of December 31, 2021.
The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than its amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the investments, or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. As of December 31, 2022, the aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $137,816. For the year ended December 31, 2022, the Company determined that no other-than-temporary impairments were required to be recognized in the consolidated statements of operations. The Company did not hold any debt investments prior to fiscal year 2022.
The following is a summary of cash, cash equivalents and investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Cash and cash equivalents	$79,765	$—	$—	$79,765
Investments:
U.S. treasury securities due in one year or less	153,604	5	(108)	153,501
Corporate Securities due in one year or less	4,295	—	(22)	4,273
Total investments	157,899	5	(130)	157,774
Total cash, cash equivalents and investments	$237,664	$5	$(130)	$237,539
Restricted Cash
As of December 31, 2021, restricted cash was $176 and related to cash held at a separate financial institution in an interest-bearing cash account as collateral for a letter of credit related to the contractual provisions for one of the Company’s building leases. During 2022, this cash was returned to the Company and a corresponding reduction was made to the Company’s line of credit. See Note 9 for detail on this credit facility. Restricted cash is included in “other long-term assets” in the accompanying consolidated balance sheets as of December 31, 2021 based on the maturity date of the letter of credit.
The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying consolidated statements of cash flows.

	As of December 31,
	2022	2021
Cash and cash equivalents	$79,765	$269,665
Restricted cash included in “other long-term assets”	—	176
	$79,765	$269,841
Concentrations of Credit Risk and Significant Customers
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivables. The Company maintains its cash and cash equivalents with multiple financial institutions that management believes to be of high-credit quality. At times, the deposits with these financial institutions may exceed federally insured limits.
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

As of December 31, 2022 and 2021, no individual customer represented more than 10% of the Company’s accounts receivable. During the years ended December 31, 2022, 2021, and 2020, no individual customer represented more than 10% of the Company’s revenue.
Allowance for doubtful accounts
The Company reduces gross trade accounts receivable by an allowance for doubtful accounts based upon the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. Provisions for the allowance for doubtful accounts are recorded in general and administrative expense. As of December 31, 2022 and 2021, the Company did not record an allowance for doubtful accounts.
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
Capitalized Software Development Costs
Costs incurred to develop software applications used in the Company’s SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative or overhead costs are expensed as incurred. Once a project has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the project is substantially complete and ready for its intended use. Qualified costs incurred during the post-implementation stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred.
Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
During the years ended December 31, 2022, 2021, and 2020, the Company capitalized $1,760, $1,403, and $1,032, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets. The Company recorded amortization expense associated with its capitalized software development costs of $570, $482, and $305 for the years ended

December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the net book value of capitalized software development costs was $1,962 and $1,959, respectively.
Business Combinations
In accordance with ASC 805, Business Combinations (“ASC 805”), the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
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

Goodwill and acquired intangible assets
Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment and the fair value of its reporting unit has been determined based on the Company’s enterprise value. As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more likely than not (i.e., greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The Company completed its qualitative assessment and concluded that as of October 1, 2022, it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets and noted no indicators of impairment as of December 31, 2022.
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment, intangible assets, and capitalized software development costs. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.
For the year ended December 31, 2022, the Company recorded $642 of impairment expense related to its capitalized software development costs. Impairment expense related to capitalized software development costs is included in “research and development” in the accompanying consolidated statement of operations for the year ended December 31, 2022. For the year ended December 31, 2021, the Company did not identify any indicators of impairment of its long-lived assets. For the year ended December 31, 2020, the Company recorded an immaterial amount of impairment expense relating to capitalized software development costs.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of December 31, 2022 and 2021, due to the short-term nature of these instruments.
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
Level 3 inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions of that market.
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
The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$36,222	$—	$—	$36,222
U.S. treasury securities	—	153,501	—	153,501
Corporate securities	—	4,273	—	4,273
Convertible debt securities (See Note 5)	—	—	3,652	3,652
Total assets	$36,222	$157,774	$3,652	$197,648

Liabilities:
Contingent consideration	$—	$—	$227	$227
Total liabilities	$—	$—	$227	$227

Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. The Company’s investments primarily consist of short-term U.S. treasury securities and corporate securities. The fair value measurement of these assets is based on significant other observable inputs and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 2 in the fair value hierarchy.
As of December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2). The Company held cash equivalents in money market funds that totaled $21,366 and were classified as Level 1 in the fair value hierarchy.
As of December 31, 2022 and 2021, the Company measured its investments in convertible debt securities (see Note 5) and its contingent consideration associated with the acquisition of Prowly.com sp. Z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3).
Convertible Debt Securities
The Company records its convertible debt securities at fair value on the purchase date. The Company determines the fair value of these investments using the Black-Scholes Merton model. Each reporting period thereafter, these investments are revalued and increases or decreases in their fair values are recorded as adjustments to other income, net within the consolidated statements of operations and comprehensive loss to reflect the gains and losses. Changes in the fair value of these investments can result from changes in the estimated enterprise value of the issuers, the likelihoods and methods of such conversions, and other market factors. Significant judgment is employed in determining the appropriateness of these assumptions as of the purchase date and for each subsequent period. Accordingly, changes in any of the assumptions described above can materially impact the amount of gain or loss the Company records in any given period.
A rollforward of the fair value measurements of the convertible debt securities for the years ended December 31, 2021 and 2022 is as follows:

Balance as of December 31, 2020	$—
Investment in convertible debt securities	500
Change in fair value included in other income, net	—
Balance as of December 31, 2021	500
Additional investment in convertible debt securities	2,000
Change in fair value included in other income, net	1,152
Balance as of December 31, 2022	$3,652
Contingent consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair values are recorded as an adjustment to operating expenses within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period. The total estimated fair value of the contingent consideration payable was $227 and $424 as of December 31, 2022 and 2021, respectively. The following table represents the key inputs used in the fair value calculation:

	As of
	December 31, 2022	December 31, 2021
Risk free interest rate	4.72%	0.45%
Projected year of payment	2023	2022 — 2023
Revenue volatility	20.1%	22.3%
Discount rate	9.72%	5.87%
Changes in the estimated fair value of the contingent consideration payable are recognized over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the years ended December 31, 2022 and 2021, is as follows:

Balance as of December 31, 2020	78
Expense recognized related to service period rendered	516
Payments made	(170)
Balance as of December 31, 2021	424
Expense recognized related to service period rendered	$(20)
Payments made	(177)
Balance as of December 31, 2022	$227
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense, which is included within sales and marketing expense in the consolidated statements of operations and comprehensive loss, was $66,319, $42,677, and $25,467 for the years ended December 31, 2022, 2021, and 2020, respectively.
Leases
Since the Company is an Emerging Growth Company and have elected to use the extended transition period for complying with any new or revised financial accounting standards, the Company adopted the ASU 2016-02 during the fourth quarter of 2022 and applied the modified retrospective method of adoption with a cumulative transition adjustment at January 1, 2022. Subsequent to the adoption of ASU 2016-02, the Company classifies leases at the lease commencement date. At the commencement date, the Company will recognize a right-of-use asset (“ROUA”) and a lease liability on the balance sheet for all leases with the exception of those with a lease term of 12 months or less. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

The Company has elected to account for lease and non-lease components as a single lease component.

Lease liabilities and their corresponding ROUAs are recorded based on the present value of lease payments over the expected lease term. The implicit rate within the Company’s leases is generally not determinable and therefore the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The Company determines its incremental borrowing rate for each lease based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

Certain of the Company’s leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROUA and lease liability when it is reasonably certain the Company will exercise that option. An option to terminate is considered unless it is reasonably certain the Company will not exercise the option.

See Note 3 for further information.

Foreign Currency Translation
The Company operates in a multi-currency environment having transactions in such currencies as the U.S. dollar, Russian ruble, Czech koruna, euro, and others. The reporting currency of the Company is the U.S. dollar.
For all periods up to and including the year ended December 31, 2021, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, with the exception of Prowly, where the functional currency is the local currency, the zloty. For all other entities, foreign currency transactions were measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. As each subsequent balance sheet date, foreign currency denominated assets and liabilities of these international subsidiaries were remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Any differences resulting from the remeasurement of foreign denominated assets and liabilities of the international subsidiaries to the U.S. dollar functional currency were recorded within other income (expense) in the consolidated statement of operations and comprehensive loss.
Beginning on January 1, 2022, as a result of changes in the economic facts and circumstances of its business environment, the Company reassessed its functional currency determinations for all foreign subsidiaries and determined that the functional currencies of the Company’s foreign subsidiaries is the local currency at each of its subsidiary locations, with the exception of its former Russian subsidiaries where the U.S. dollar remained the functional currency. As of August 10, 2022, the Company no longer has operating subsidiaries in Russia. See Note 7 for more information on the sale of the Company’s Russian subsidiaries. Accordingly, beginning January 1, 2022, assets and liabilities of the Company’s foreign subsidiaries that maintain local currencies as functional currencies are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The Company includes the effects of these foreign currency translation adjustments in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.
The foreign currency exchange loss included in other income (expense), net for the years ended December 31, 2022, 2021, and 2020 was $1,302, $4, and $672, respectively.
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
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company is more likely than not to be sustained upon audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2022 and 2021 the Company has not identified any uncertain tax positions.
Net Loss Per Share
In March 2021, the Company amended its certificate of incorporation to create two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 11 “Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)”, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one (1) vote per share and each share of Class B common stock is entitled to ten (10) votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Shares of Class B common stock are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. See Note 11 “Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)” for additional information regarding the current conversion and transfer terms of the Company’s common stock. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per share of Class A common stock and share of Class B common stock are equivalent.
Net loss per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a participating security). With respect to shares of Preferred Stock that were issued and outstanding prior to the IPO, the Company considers the shares of Preferred Stock to be participating securities because they include rights to participate in dividends with the common stock.
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
For the years ended December 31, 2022, 2021, and 2020, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation as their effect would have been anti-dilutive due to the net losses incurred for these periods.

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the period presented:

	Year ended December 31,
	2022	2021	2020
Stock options outstanding	6,865,265	6,329,822	7,611,258
Shares of Preferred Stock	—	—	29,695,200
Unvested RSAs, RSUs, and PSUs	1,328,714	345,026	156,852
Stock-Based Compensation
The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations. For service-based awards, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
See Note 12 for further description of the Company’s stock-based compensation plans and a summary of the stock-based award activity for the years ended December 31, 2022, 2021, and 2020.
Comprehensive loss
Comprehensive loss is comprised of two components: net loss and other comprehensive loss, which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Such changes include the cumulative foreign currency translation adjustment and unrealized gains or losses on available-for-sale securities. The tax effect of the cumulative foreign currency translation adjustment and unrealized gains or losses on available-for-sale securities is not significant for the years ended December 31, 2022 and 2021. Comprehensive loss equaled total net loss for the year ended December 31, 2020.
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

Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates (as of the last day of the Company’s then fiscal second quarter), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Since the Company is an Emerging Growth Company and have elected to use the extended transition period for complying with any new or revised financial accounting standards, the Company adopted the ASU 2016-02 during the fourth quarter of 2022 and applied the modified retrospective method of adoption with a cumulative transition adjustment at January 1, 2022. See Note 3 for further detail of the impact to the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses ("ASC 326”): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. ASU 2016-13 affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. For non-public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company plans to adopt this guidance in the year ended December 31, 2023. The Company is currently evaluating ASU 2016-13 and the potential impact on its consolidated financial statements and financial statement disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the ASU is effective for years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. For non-public companies, the new standard is effective for years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance in the year ended December 31, 2022 and it did not have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 changes the accounting for contract assets and liabilities acquired in a business combination by requiring an acquiring entity to measure contract assets and liabilities in accordance with ASC 606, Revenue from Contracts with Customers. For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. The Company adopted this guidance in the year ended December 31, 2022 which resulted in the recognition of $613 deferred revenue associated with the Kompyte acquisition.

[

3.Leases
Lease Portfolio Overview
The Company’s operating lease obligations consist of various leases for office space in areas that include, among others, Austin, Texas; Boston, Massachusetts; Dallas, Texas; Trevose, Pennsylvania; Barcelona, Spain; Limassol, Cyprus; and Prague, Czech Republic.
On October 13, 2022, the Company entered into an operating lease in Austin, Texas at 720 Brazos Street for the lease of 5,396 square feet of office space. The commencement date was November 1, 2022, and the lease has a non-cancellable term through December, 2027, with two five year Company extension options. The lease provided for a tenant improvement allowance, and for annual rent increases through the term of the lease.
On June 30, 2022, the Company entered into an operating lease in Barcelona, Spain at Carrer de Tanger 98 for the lease of 19,763 square feet of office space with a commencement date of July 1, 2022. The lease has a Company option to terminate the lease after three years, with six months prior notice, otherwise the lease term concludes in June, 2027. The lease provided for annual rent increases through the term of the lease.
On May 2, 2022, the Company entered into an operating lease in Dallas, Texas at 3838 Oak Lawn Avenue for the lease of 4,365 square feet of office space. The commencement date was May 1, 2022, and the lease has a non-cancellable term through August, 2025. The lease provided for tenant improvement allowance, and for annual rent increases through the term of the lease.
On April 28, 2022, the Company entered into an operating lease in Trevose, Pennsylvania at 3800 Horizon Boulevard for the lease of 10,450 square feet of office space. The commencement date was October 14, 2022, and the lease has a non-cancellable term through June, 2027, with a five year Company extension option. The lease provided for a turn-key fit-out, an additional upgrade allowance, and for annual rent increases through the term of the lease.
On June 23, 2021, the Company amended its operating lease, which was originally entered into on October 24, 2018, to expand its lease to a total of 16,467 square feet of office space in Boston, Massachusetts at 800 Boylston Street. The lease amendment provided for a turn-key fit-out and for annual rent increases through the term of the lease. The commencement date of the amended lease was January 1, 2022, and extended the non-cancellable lease term to March 2027. The lease provides for a Company option to extend the lease term for an additional period of five years.
On July 9, 2020, the Company entered into an operating lease in Limassol, Cyprus at Grosvenor Tower for the lease of 8,890 square feet of office space, with the commencement date of August 1, 2020, and lease term through July 2023. The lease provides for a Company option to terminate the lease at any point after two years, with two months prior notice. The lease provides for a Company option with Landlord consent to renew the lease for an additional three-year term. The lease provided for a turn-key fit-out and no annual rent increases permitted.
On May 28, 2020, the Company amended its operating lease in Prague, Czech Republic at Kavci Hory Office Park, which was originally entered into on December 14, 2016, to extend the term through July 2025. The amendment provided for a Company option to terminate the lease as of July 31, 2022, with 12 months prior notice. The Company did not exercise the termination option.
Prior to the adoption of ASC 842, the Company categorized leases at their inception as either operating or capital leases. On certain lease arrangements, the Company may have received rent holidays or other incentives. The Company recognized lease costs on a straight‑line basis once it achieved control of the space, without regard to deferred payment terms, such as rent holidays, that deferred the commencement date of required payments or escalating payment amounts. The Company recorded the difference between required lease payments and rent expense as deferred rent. Additionally, incentives received were treated as a reduction of costs over the term of the agreement, as they were considered an inseparable part of the lease agreement.
Subsequent to the adoption of ASC 842, the Company categorizes leases at commencement as either operating or finance leases. The Company has operating leases for data centers and facilities and finance leases for certain equipment. The leases have remaining lease terms of less than a year to 6 years, some of which include options to extend the leases for up to 10 years. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of ROUAs and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.
Adoption of ASC 842 resulted in the recording of $12,366 in ROUAs and $12,579 in lease liabilities as of January 1, 2022. Incremental borrowing rates as of January 1, 2022, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. The Company determines its incremental borrowing rate for each lease based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. There was no impact on retained earnings or other components of equity from the adoption. The Company elected to apply ASC 842 at the beginning of the period of adoption through a cumulative adjustment in accordance with ASC 842-10-65-1(c)(2).
The Company elected the three practical expedients as a package and applied them consistently to all leases, which allowed it to forgo reassessing whether any expired or existing contract contain leases, the classification for any expired or existing leases, and the initial direct costs for existing leases. The Company also made an accounting policy election to not recognize a lease liability or right-of-use asset on its consolidated balance sheet for leases with an initial term of twelve months or less, and instead recognizes such lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.
The components of lease expense were as follows:

Year Ended December 31,
2022
Operating lease cost	$3,936
Short-term lease cost	1,128
Variable lease cost	7,340
Total lease cost	$12,404

Year Ended December 31,
2022
Amortization of lease assets	$2,106
Interest on lease liabilities	115
Total finance lease cost	$2,221

Weighted-average remaining lease term and discount rate were as follows:

As of December 31,
2022
Weighted-average remaining lease term (in years)
Operating leases	3.9
Finance leases	1.6
Weighted-average discount rate
Operating leases	5.08%
Finance leases	3.69%
Future minimum amounts payable as of December 31, 2022 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023	$4,033	$2,393
2024	3,004	865
2025	2,578	194
2026	2,617	—
2027	1,167	—
Thereafter	154	—
Total lease payments	13,553	3,452
Less: imputed interest	(930)	(134)
Total lease liabilities	$12,623	$3,318
As of December 31, 2022 the Company had no additional operating or finance leases that have not yet commenced.
Rent expense related to the Company’s office facilities was $5,064, $3,817, and $4,334 for the years ended December 31, 2022, 2021, and 2020, respectively.
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under the previous lease accounting standard, future minimum payments for operating leases and capital leases as of December 31, 2021 were as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2022	$4,051	$2,195
2023	2,734	2,346
2024	1,738	679
2025	1,341	151
2026 and thereafter	1,597	—
Total future lease payments	11,461	5,371
Less: imputed interest	—	(416)
Total	$11,461	$4,955

4.Property and Equipment, Net
Property and equipment consists of the following:

	As of December 31,
	2022	2021
Computer equipment (1)	$11,133	$10,045
Furniture and office equipment	1,738	948
Leasehold improvements	786	1,737
Total property and equipment	13,657	12,730
Less: accumulated depreciation and amortization	(5,581)	(4,460)
Property and equipment, net	$8,076	$8,270
(1) Includes property and equipment acquired under finance leases (subsequent to the adoption of ASC 842) and capital leases (prior to the adoption of ASC 842) of $3,272 and $5,748, respectively.
Depreciation and amortization expense related to property and equipment was $4,200, $2,826, and $1,013 for the years ended December 31, 2022, 2021, and 2020, respectively. Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 included $2,030, $1,465, and $0 related to property and equipment acquired under finance and capital leases.
5.    Other Assets
Investments in Convertible Debt
In January 2021, the Company purchased two convertible debt securities (the “January 2021 Notes”) for a total aggregate investment of $500 with maturity dates of January 1, 2023 and annual interest rates of 6%. In February 2022, the Company purchased an additional convertible debt security (the “February 2022 Note”) in the amount of $2,000 with a maturity date of February 25, 2024, and annual interest rate of 6%. Interest accrues on each note and becomes payable upon conversion of each convertible note, or will be paid in connection with the repayment in full of the principal amount of such convertible notes.
These convertible note investments are classified as available-for-sale securities. The January 2021 Notes and February 2022 Note are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying consolidated balance sheets based on the maturity dates. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825, Financial Instruments (“ASC 825”), and accounting for the entire hybrid instrument at fair value through other income (expense). The Company recorded an increase in the fair value of the convertible notes of $1,152 for the year ended December 31, 2022. Changes in the fair value of the convertible notes were not material for the year ended December 31, 2021.
With respect to its investments in these convertible debt securities, the Company has a variable interest in the issuer of these securities, which is a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results of operations for the years ended December 31, 2022 and 2021. Significant judgments included the determination that this variable interest entity lacked sufficient equity at risk to finance its activities without additional subordinated support, and that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests do not constitute a controlling financial interest.

6.    Acquisitions, Acquired Intangible Assets, and Goodwill
Acquisitions
Backlinko
On January 13, 2022, the Company completed an asset purchase agreement with Backlinko, LLC (“Backlinko”), acquiring certain of Backlinko’s assets for cash consideration of $4,000. The purpose of this asset acquisition was to acquire valuable content and to access an existing revenue stream in Backlinko’s SEO courses.
The Company accounted for this transaction as an asset acquisition and allocated the cost of the asset acquisition to the individual assets acquired. The Company allocated $3,915 to the acquired intangible assets and the remaining cost of the acquisition was allocated to the other assets acquired, which were not material. The identifiable intangible assets consisted of trade names and intellectual property, which the Company amortizes over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired trade name and content of five years and four years, respectively.
Kompyte
On March 14, 2022, the Company executed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were not material for the year ended December 31, 2022, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive loss. The results of operations of Kompyte have been included in the Company’s consolidated financial statements from the date of acquisition.
The Company has accounted for this transaction as a business combination under the acquisition method. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The Company recorded the excess of the purchase price over those fair values as goodwill that is not deductible for tax purposes. The following table presents the purchase price allocation recorded in the Company’s consolidated balance sheet as of the acquisition date, which was final as of June 30, 2022:

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Other assets	$328
Goodwill	4,928
Identifiable intangible assets	5,500
Total assets acquired	$10,756
Liabilities assumed
Current and non-current liabilities	$756
Total liabilities assumed	$756
Net assets acquired	$10,000
The Company allocated $5,500 of the purchase price to identifiable intangible assets consisting of developed technology, trade names, and customer relationships, which it amortizes over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to acquired developed technology, trade names, and customer relationships of six years, six years, and three years, respectively.

This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of December 31, 2022
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.8	$4,007	$(765)	$3,242
Trade name	4.6	3,810	(656)	3,154
Content	3.1	1,958	(471)	1,487
Customer relationships	2.3	600	(159)	441
Capitalized internal-use software	2.6	3,415	(1,453)	1,962
Total as of December 31, 2022		$13,790	$(3,504)	$10,286

	As of December 31, 2021
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.7	$1,194	$(266)	$928
Trade name	1.7	68	(30)	38
Capitalized internal-use software	2.5	2,964	(1,005)	1,959
Total as of December 31, 2021		$4,226	$(1,301)	$2,925
During the years ended December 31, 2022, 2021, and 2020, the Company capitalized $1,760, $1,403, and $1,032, respectively, of internal-use software development costs which are classified as intangible assets on the accompanying consolidated balance sheets, and recorded associated amortization expense of $570, $482, and $305.
Amortization expense for acquired intangible assets was $1,880, $227, and $69 for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, future amortization expense is expected to be as follows:

Fiscal Year Ended December 31,	Amount
2023	$2,486
2024	2,265
2025	2,104
2026	1,721
2027 and thereafter	1,710
Total	$10,286

Goodwill
The changes in the carrying value of goodwill during the year ended December 31, 2022 were as follows:

Amount
Balance as of January 1, 2022	$1,991
Kompyte acquisition	4,928
Foreign currency translation adjustment	(390)
Balance as of December 31, 2022	$6,529

7. Exit Costs
On February 24, 2022, Russian forces launched significant military action against Ukraine. As a result of this conflict and the sanctions imposed by the European Union, United Kingdom, United States and Canada, among others, the Company began to exit its operations in Russia during March 2022. As of August 10, 2022, the Company no longer had operating subsidiaries in Russia, and as of December 31, 2022, the Company had relocated substantially all of its employees outside of Russia. All costs associated with its exit activities from Russia are included in the consolidated statements of operations in its income from continuing operations under the line item, Exit costs.
Exit costs in connection with the winding down of operations in Russia include employee severance and fringe benefit costs, the loss on the sales of the Company’s Russian subsidiaries, and other associated relocation costs.
For employee severance and fringe benefit costs, the Company incurred costs of $1,244 during the year ended December 31, 2022. The Company does not expect to incur additional employee severance and fringe benefit costs related to the winding down of its operations in Russia that would be significant to its results of operations.
For other associated relocation costs, the Company incurred $8,282 in the year ended December 31, 2022. The Company expects to incur an additional $1,318 in other associated costs, of which the majority is expected to be incurred during the quarter ended March 31, 2023.
During the year ended December 31, 2022, the Company completed its sale of its two Russia-based subsidiaries. The Company recorded a loss on the sale of its Russian subsidiaries of approximately $1,738, primarily consisting of the disposal of fixed assets, which was included in exit costs in the consolidated statement of operations.
8.    Accrued expenses
Accrued expenses consists of the following:

	As of December 31,
	2022	2021
Employee compensation	$5,083	$10,580
Income taxes payable	1,090	2,375
Other taxes payable	10,101	3,264
Vacation reserves	1,372	1,988
Other	201	1,272
Total accrued expenses	$17,847	$19,479

9.    Revolving Credit Facility
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
As of December 31, 2022, the Company had not drawn on this revolving credit facility, however the Company reduced its available balance on this revolving credit facility by $176 to replace its letter of credit and associated restricted cash in conformance with the contractual provisions with one of its office leases. For the years ended December 31, 2022 and 2021, the Company incurred $118 and $110 in interest expense, respectively, related to this credit facility.
In connection with entering into the credit facility, the Company incurred issuance costs totaling $630, which are being amortized on a straight-line basis to interest expense through the maturity date of the facility. During the years ended December 31, 2022 and December 31, 2021, the Company recorded interest expense of $211 and $211, respectively, related to the amortization of the deferred issuance costs.

10.    Income Taxes
Loss before income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
United States	$(31,061)	$(6,021)	$(8,772)
Foreign	(1,856)	3,006	2,337
Loss before income taxes	$(32,917)	$(3,015)	$(6,435)

The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$156	$—	$—
Foreign	868	123	640
State	160	88	27
Total current taxes	1,184	211	667
Deferred taxes:
Federal	11	—	—
Foreign	(264)	59	(90)
State	—	—	—
Total deferred taxes	(253)	59	(90)
Provision for income taxes	$931	$270	$577
The reconciliation of the United States statutory tax rate to the Company’s effective tax rate included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Expected benefit from income taxes	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.4	6.2	3.7
Foreign income tax rate differential	(4.1)	16.0	2.5
Impact of disposition of Russian subsidiaries	6.1	—	—
Non-deductible expenses	—	(12.7)	(10.7)
Net impact of GILTI	—	(38.9)	(3.1)
Deferred statutory rate changes	(2.9)	(1.7)	(1.1)
Stock compensation	(1.4)	93.8	—
Foreign research and development incentive	1.7	24.1	—
Tax attribute expiration	(2.8)	—	—
Change in valuation allowance	(21.0)	(110.1)	(21.3)
Other, net	(1.8)	(6.6)	—
Effective tax rate	(2.8)%	(8.9)%	(9.0)%
The Company’s effective tax rate differs from the statutory rate each year primarily due to the valuation allowance maintained against the Company’s net deferred tax assets and the impact of the jurisdictional mix of earnings.

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

Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$10,018	$12,847
Capitalized research and development expenditures	9,487	—
Accruals and reserves	1,670	2,419
Stock based compensation	959	262
Intangibles	520	298
Depreciation	100	—
Capital loss carryforwards	1,915	—
Finance lease	3,795	1,045
Other deferred tax asset carryforward	162	252
Gross deferred tax assets	28,626	17,123
Valuation allowance	(21,698)	(14,623)
Total deferred tax assets	6,928	2,500
Deferred tax liabilities:
Depreciation	(650)	(1,285)
Intangibles	(172)	(262)
Deferred commissions	(2,178)	(1,196)
Operating lease right-of-use assets	(3,662)	—
Other	(277)	(25)
Total deferred tax liabilities	(6,939)	(2,768)
Net deferred tax (liabilities) assets	$(11)	$(268)
The Company’s valuation allowance increased by $7,075, primarily as a result of the operating loss incurred during the year ended December 31, 2022. In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, including the worldwide cumulative losses that the Company has incurred, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets.
As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $28,611 generated in the tax years beginning after December 31, 2017 that do not expire. As of December 31, 2022, the Company had U.S. capital loss carryforwards of $8,034 that expire in 2027. As of December 31, 2022, the Company had U.S. state net operating loss carryforwards of $15,702, substantially all of which expire at various dates through 2041. As of December 31, 2022, the Company had Cyprus net operating loss carryforwards of $22,837 that expire at various dates through 2024. As of December 31, 2022, the Company had net operating loss carryforwards of $1,189 from other foreign locations that expire at various dates through 2042.

Under Section 382 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the Company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company has not conducted an assessment to determine whether there may have been a Section 382 ownership change from inception through December 31, 2022, however it does not believe it has experienced a restrictive ownership change.
At December 31, 2022, 2021, and 2020, the Company had no recorded liabilities for uncertain tax positions. In addition, at December 31, 2022, 2021, and 2020, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state, and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and material state jurisdictions for the tax years ended 2019 through 2022. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2016.
The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $3,057 as such amounts are considered to be indefinitely reinvested in these jurisdictions. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The amount of any unrecognized deferred tax liability related to undistributed foreign earnings is immaterial.
11.    Redeemable Convertible Preferred Stock and Stockholders’ Equity
Public Offerings
On March 29, 2021, the Company closed its initial public offering (the “IPO”) in which it sold 10,000,000 shares of its Class A common stock at a price to the public of $14.00 per share. The Company received $126,600 in net proceeds after deducting approximately $13,400 for underwriting discounts, commissions and offering expenses. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of redeemable convertible preferred stock and convertible preferred stock then outstanding were converted into shares of common stock on a one-to-one basis and then reclassified into Class B common stock.
On April 20, 2021, the underwriters of the Company’s IPO partially exercised their option to purchase additional shares of Class A common stock. In connection with the closing of the partial exercise on April 23, 2021, the underwriters purchased 719,266 shares of the Company’s Class A common stock for net proceeds to the Company of $9,200 after deducting approximately $800 for underwriting discounts, commissions and offering expenses.
On November 23, 2021, the Company closed a follow-on offering (the “Follow-On Offering”) in which it sold 4,000,000 shares of its Class A common stock at a price to the public of $20.50 per share. The Company received $77,900 in net proceeds after deducting approximately $4,100 for underwriting discounts, commissions and offering expenses. Selling stockholders sold an aggregate of 1,000,000 shares of Class A common stock in the Follow-On Offering.
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
As of December 31, 2022, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
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
Stock Split
On March 15, 2021, the Board approved a 3-for-1 stock-split of the Company’s common stock. The stock split was approved by the stockholders on March 15, 2021 and became effective on March 15, 2021. Upon the effectiveness of the stock split, (i) every one share of common stock outstanding was increased to three shares of common stock, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally increased on a 3-for-1 basis, and (iii) the exercise price of each outstanding option to purchase common stock was proportionately decreased on a 3-for-1 basis. Additionally, shares of common stock reserved for issuance upon the conversion of the Company’s Preferred Stock were proportionately increased on a 3-for-1 basis and the respective conversion prices of the Preferred Stock were proportionately reduced. All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the stock split.

Common Stock Reserved for Future Issuance
As of December 31, 2022, the Company had reserved the following shares of common stock for future issuance pursuant to the 2021 Stock Option and Incentive Plan (the “2021 Plan”):

Shares of common stock authorized for issuance	13,503,001
Options outstanding	(2,041,634)
Restricted stock units issued and outstanding	(1,346,925)
Performance stock units issued and outstanding	(1,377,216)
Shares of common stock reserved for future issuance (1)	8,737,226
(1) Excluded from the table above are 4,823,631 options and 53,331 restricted stock awards granted under the 2019 Plan, which upon exercise or vesting, will not impact the shares of common stock reserved for future issuance reflected above.
n
12.    Stock-Based Compensation
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
The Semrush Holdings, Inc. 2021 Stock Option and Incentive Plan was adopted by the Board on March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The 2021 Plan replaced the 2019 Plan as the Board determined not to make additional awards under the 2019 Plan following the pricing of the Company’s IPO. The 2021 Plan allows the compensation committee of the Board to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).
The Company initially reserved 13,503,001 shares of Class A common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 5% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718 Compensation - Stock Compensation, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations. For stock option awards issued under the Company’s stock-based compensation plans to employees and members of the Board for their services on the Board, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as discussed further below. For restricted stock units (“RSUs”) granted subject to service-based vesting conditions, the fair value is determined based on the closing price of the Company’s Class A common stock, as reported on the New York Stock Exchange. RSUs granted subject to service-based vesting conditions generally vest over a four-year requisite service period. For all other service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
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
The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. As there was no public market for its common stock prior to March 25, 2021, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2022, the Company determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. The Company has not paid, nor anticipates paying, cash dividends on its ordinary shares; therefore, the expected dividend yield is assumed to be zero.

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	53.3%	52.1%	51.0%
Weighted-average risk-free interest rate	2.72%	1.07%	0.71%
Expected dividend yield	—	—	—
Expected life – in years	6	6	6
A summary of the Company’s option activity under 2021 Plan and the 2019 Plan as of December 31, 2022, and changes during the year then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	6,329,822	$2.32	8.14
Granted	1,841,178	11.99
Exercised	(681,860)	1.44
Forfeited	(623,875)	4.28
Outstanding at December 31, 2022	6,865,265	4.82	7.68
Options exercisable at December 31, 2022	4,162,946	1.72	7.02
The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021, and 2020 was $6.36, $8.45, and $2.01 per share, respectively. No tax benefits were realized from options during the year ended December 31, 2022.
The aggregate intrinsic value of options outstanding as of December 31, 2022 and 2021 was $32,721 and $117,734, respectively.
The aggregate intrinsic value for options exercised during the years ended December 31, 2022, 2021, and 2020 was $6,687, $26,151, and $566, respectively.
The aggregate intrinsic value for options exercisable as of December 31, 2022 was $27,919.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on December 31, 2022 and 2021, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of December 31, 2022, 103,521 shares have vested in connection with this Restricted Stock Issuance.
During the years ended December 31, 2022 and 2021, the Company granted to employees RSU awards for 1,181,782 and 239,936 shares of Class A common stock under the 2021 Plan, respectively. During the years ended December 31, 2022 and 2021 the Company recorded stock-based compensation expense related to the RSU grants of $3,295 and $440. The Company did not grant RSU awards during the year ended December 31, 2020.

A summary of RSU activity under the Company’s 2021 Plan for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	239,936	$17.21	$4,129
Granted	1,181,782	11.70	13,827
Vested	(77,182)	16.01	1,236
Forfeited	(74,793)	13.25	991
Unvested balance as of December 31, 2022	1,269,743	$11.97	$15,194
During the year ended December 31, 2022, the Company granted to employees performance stock units (“PSU”) awards for 1,395,596 shares of Class A common stock under the 2021 Plan. The Company did not grant PSU awards during the year ended December 31, 2021.
The Company records stock-based compensation expense related to the PSU grants when it is probable that the underlying performance conditions will be recognized. During the year ended December 31, 2022, the Company granted two sets of PSU grants; executives and acquisition-related. The acquisition-related PSUs contained a market component. These awards were deemed probable of partial achievement by the Company during the year ended December 31, 2022. The executive grants were not probable of achievement as of December 31, 2022.
During the year ended December 31, 2022, $148 of expense has been recognized in connection with a portion of the acquisition-related PSU awards, however, the remaining acquisition-related PSU awards were not probable of achievement as of December 31, 2022. For PSU grants that have only service and performance conditions, the Company measures these awards at the fair value of its class A common stock on the grant dates. For PSU grants that incorporate a market condition, only the market condition is reflected in the estimated fair value on the grant dates. The Company determined the fair value of the PSU awards using a binomial valuation method.
A summary of PSU activity under the Company’s 2021 Plan for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	—	$—	$—
Granted	1,395,596	11.18	15,603
Vested	—	—	—
Forfeited	(111,976)	11.05	1,237
Unvested balance at December 31, 2022	1,283,620	$11.22	$14,402
Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition. The compensation expense attributable to the acquisition-based PSU awards was estimated based on a Monte Carlo simulation model, which applied the following key assumptions:

For the Year Ended December 31, 2022
Risk-free interest rate	2.07%
Volatility	70.00%
Dividend Yield	—%
Term (years)	4.13
The Company has recorded stock-based compensation expense of $7,393, $2,742, and $1,079 during the years ended December 31, 2022, 2021, and 2020, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded by line item in the Company’s consolidated statement of operations:

	For the Year Ended December 31,
	2022	2021	2020
Cost of revenue	$74	$37	$18
Sales and marketing	2,235	405	166
Research and development	1,123	348	113
General and administrative	3,961	1,952	782
Total stock-based compensation	$7,393	$2,742	$1,079
As of December 31, 2022, there was $741 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of 1.34 years and $9,561 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan, which is expected to be recognized over 3.27 years. As of December 31, 2022, there was $12,897 of unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.14 years. As of December 31, 2022, the amount of unrecognized compensation cost related to unvested PSUs was not material.
2021 Employee Stock Purchase Plan
The Semrush Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 3,000,667 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the least of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31; (ii) 3,000,667 shares or (iii) such lesser number of shares of Class A common stock as determined by the ESPP administrator. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The Company will continue to offer, sell and issue shares of common stock under the ESPP from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the ESPP.
The first service period of the ESPP began on September 1, 2021, the second service period of the ESPP began on March 1, 2022, and the third service period of the ESPP began on September 1, 2022. The Company recognized $204 and $133 in stock-based compensation expense related to these service periods for the years ended December 31, 2022 and 2021, respectively. On February 28, 2022, the Company issued 39,516 shares of its Class A common stock to its employees under its ESPP for the service period then ended. On August 31, 2022, the Company issued 25,240 shares of its Class A common stock to its employees under its ESPP for the service period then ended.

13.    Commitments and Contingencies
Data Providers
In addition to its leases, the Company also has multi-year commitments with certain data providers expiring at various dates through 2026. As of December 31, 2022, future commitments for data services are as follows:

Fiscal year ended December 31,	Amount
2023	$8,408
2024	10,473
2025	11,288
2026	3,008
Total	$33,177
Litigation
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of December 31, 2022, the Company has not incurred any costs for the above guarantees and indemnities.
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

14.    Components of Other Income (Expense), Net
The components of other income (expense), net, are as follows:

	For the Year Ended
	December 31,
	2022	2021	2020
Foreign currency exchange loss	(1,302)	(4)	(672)
Other income (expense), net	4,758	(518)	382
Total other income (expense), net	$3,456	$(522)	$(290)
15.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the years ended December 31, 2022, 2021, and 2020, the Company made matching contributions of $938, $547, and $177, respectively, to the 401(k) Plan.
16.    Segment and Geographic Information
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
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	For the Year Ended
	December 31,
	2022	2021	2020
Revenue:
United States	$119,775	$85,642	$57,231
United Kingdom	25,669	19,625	13,158
Other	108,872	82,734	54,486
Total revenue	$254,316	$188,001	$124,875

Property and equipment, net by geographic location consists of the following:

	As of December 31,
	2022	2021
Property and equipment, net:
United States	$6,025	$6,409
Russia	—	1,406
Spain	832	—
Czech Republic	442	408
Other	777	47
Total assets	$8,076	$8,270

17.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2022 through March 15, 2023, the date this Annual Report on Form 10-K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2022, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described below under “Management’s Annual Report on Internal Control Over Financial Reporting” and in Part II, Item 1A. of this report.
Notwithstanding the identified material weakness, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective at the reasonable assurance level, due to the material weaknesses outlined below.
In connection with the preparation of our consolidated financial statements for the quarter ended September 30, 2022, management identified material weaknesses in the operation of our internal control over the financial statement close process and the cash disbursement process. Specifically, we identified deficiencies in the design and operation of internal controls over the period-end recognition and cutoff for certain expenses.
During 2022, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate the material weaknesses identified above. These efforts include:
•Hiring additional qualified accounting personnel, including an SVP of Accounting and Corporate Controller;
•Engaging a professional accounting services firm to assist us with the design, implementation, and documentation of internal controls to address relevant financial reporting risks;
•Strengthening, formalizing, documenting and testing accounting processes and internal controls; and
•Enhancing functionality of our enterprise resource planning system to support certain key financial processes and controls and enforce certain segregation of duties through automation and approval workflows.
We believe significant progress was made in 2022 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2022, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2022. As a result, management has concluded that the material weaknesses were not fully remediated as of December 31, 2022.
The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating these material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts in connection with the material weaknesses described above and the remediation of the previously disclosed material weakness from the year ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.

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

EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-253730	3.2	3/16/2021

3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40276	3.2	12/16/2022

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-253730	4.1	3/16/2021

4.2	Investors’ Rights Agreement, dated December 19, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-253730	4.2	3/1/2021

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-40276	4.3	3/18/2022

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors.	S-1/A	333-253730	10.1	3/16/2021

10.2#	Amended and Restated 2019 Stock Option and Grant Plan, and forms of agreements thereunder.	S-1	333-253730	10.2	3/1/2021

10.3#	2021 Equity Incentive Plan, and forms of agreements thereunder.	S-1	333-253730	10.3	3/1/2021

10.4#	2021 Employee Stock Purchase Plan.	S-1	333-253730	10.4	3/1/2021

10.5	Agreement of Lease between the Registrant and BP Prucenter Acquisition LLC, dated November 19, 2018.	S-1	333-253730	10.5	3/1/2021

10.6	First Amendment of Lease between the Registrant and BP Prucenter Acquisition LLC, dated June 23, 2021.	8-K	333-254724	10.1	6/23/2021

10.7	Lease Agreement between Semrush CZ s.r.o and 4P - Immo. Praha s.r.o., dated December 14, 2016, as amended by Amendment No. 1 to the Lease Agreement, dated May 12, 2017, as further amended by Amendment No. 2 to the Lease Agreement, as further amended by Amendment No. 3 to the Lease Agreement, dated May 25, 2018, as further amended by Amendment No. 4 to the Lease Agreement, dated September 13, 2019, as further amended by Amendment No. 5 to the Lease Agreement, dated May 28, 2020.	S-1	333-253730	10.6	3/1/2021

10.8	Lease Agreement between Krupyshev Mikhail Anatolievich and Semrush RU, LLC, dated May 1, 2020 (Floors Four and Five).	S-1	333-253730	10.7	3/1/2021

10.9	Lease Agreement between Volkov-Kitain Grigory Valentinovich and Semrush RU, LLC, dated May 1, 2020 (Floor Three).	S-1	333-253730	10.8	3/1/2021

10.10	Lease Agreement between Volkov-Kitain Grigory Valentinovich and Semrush RU, LLC, dated May 1, 2020 (Floors Two and Six).	S-1	333-253730	10.9	3/1/2021

10.11	Lease Agreement between Neshaminy Interplex, LLC and Semrush Inc., dated March 31, 2016, as amended by Amendment No. 1 to the Lease Agreement, dated March 29, 2017, as further amended by Amendment No. 2 to the Lease Agreement, dated September 1, 2020.	S-1	333-253730	10.10	3/1/2021

10.12	Lease Agreement between Zbigniew Franciszek Oginski and Prowly.com Spokla z .o. o., dated March 29 2017, as amended by Amendment No. 1 to the Lease Agreement, dated July 1, 2020.	S-1	333-253730	10.11	3/1/2021

10.13#	Senior Executive Incentive Bonus Plan.	S-1	333-253730	10.12	3/1/2021

10.14#	Non-Employee Director Compensation Policy.	S-1	333-253730	10.13	3/1/2021

10.15#	Executive Employment Agreement between the Company and Delbert Humenik, dated August 14, 2017.	S-1	333-253730	10.14	3/1/2021

10.16#	Executive Employment Agreement between the Company and Jeffrey Belanger, dated June 8, 2020.	S-1	333-253730	10.15	3/1/2021

10.17#	Agreement dated July 5, 2021 by and between Semrush Inc. and Jeffrey Belanger.	8-K	001-40276	10.1	7/7/2021

10.18#	Amended and Restated Executive Employment Agreement between the Company and Vitalii Obishchenko.	S-1	333-253730	10.16	3/1/2021

10.19#	Executive Employment Agreement between the Company and Evgeny Fetisov.	S-1	333-253730	10.17	3/1/2021

10.20	Revolving Credit Agreement dated as of January 12, 2021.	S-1	333-253730	10.18	3/1/2021

10.21	Amendment No. 1 to Credit Agreement dated as of December 30, 2021	8-K	001-40276	10.1	1/6/2022

10.22	Amendment No. 2 to Credit Agreement dated as of March 15, 2022	10-Q	001-40276	10.1	5/16/2022

10.23#	Form of Indemnification Agreement between the Registrant and each of its officers.	S-1	333-253730	10.19	3/1/2021

10.24#	Executive Employment Agreement between the Company and Andrew Warden, dated as of September 2, 2021.	10-Q	001-40276	10.1	11/10/2021

10.25#	Offer letter, dated as of September 8, 2022, by and between Semrush Inc. and David Mason	10-Q	001-40276	10.1	11/14/2022

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
__________________
*        Filed herewith.
**    Furnished herewith.
#        Indicates management contract or compensatory plan, contract or agreement.
Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on March 15, 2023.

SEMRUSH HOLDINGS, INC.

By:	/s/ Oleg Shchegolev
Oleg Shchegolev Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oleg Shchegolev, Evgeny Fetisov, and David Mason, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oleg Shchegolev	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Oleg Shchegolev

/s/ Evgeny Fetisov	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2023
Evgeny Fetisov

/s/ Dmitry Melnikov	Director	March 15, 2023
Dmitry Melnikov

/s/ Roman Simonov	Director	March 15, 2023
Roman Simonov

/s/ Dylan Pearce	Director	March 15, 2023
Dylan Pearce

/s/ Trynka Shineman Blake	Director	March 15, 2023
Trynka Shineman Blake

/s/ William Wagner	Director	March 15, 2023
William Wagner

/s/ Mark Vranesh	Director	March 15, 2023
Mark Vranesh

*	Director	March 15, 2023
Anna Baird

*	Director	March 15, 2023
Steven Aldrich