Form 10-Q
period 2023-03-31
SEMrush Holdings, Inc.
filed 2023-05-10
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of May 8, 2023, there were 118,376,410 shares of the registrant’s Class A Common Stock and 23,657,057 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:
•    our future financial performance, including our revenue, annual recurring revenue (“ARR”), dollar-based net revenue retention rate, costs of revenue, gross profit or gross margin and operating expenses;
•    the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•    anticipated trends and growth rates in our business and in the markets in which we operate;
•    our ability to maintain the security and availability of our internal networks and platform;
•    our ability to attract new paying customers and convert free customers into paying customers;
•    our ability to retain and expand sales to our existing paying customers, including upgrades to premium subscriptions and purchases of add-on offerings;
•    our ability to access, collect, and analyze data;
•    our ability to successfully expand in our existing markets and into new markets;
•    our ability to effectively manage our growth and future expenses;
•    our ability to continue to innovate and develop new products and features, improve our data assets, and enhance our technological capabilities;
•    our ability to maintain, protect, and enhance our intellectual property;
•    our ability to build, maintain, and enhance our brand, including through informational resources, advertisements, and referrals;
•    our ability to comply with modified or new laws and regulations applying to our business, including in any new jurisdictions in which we operate;
•    the attraction and retention of qualified employees and key personnel;
•    our anticipated investments in sales and marketing, and research and development;
•    our ability to successfully defend litigation brought against us;

•    our expectations regarding identifying, evaluating, executing, and integrating strategic acquisitions;
•    the increased expenses associated with being a public company; and
•    the impact of health epidemics, such as the COVID-19 pandemic, rising inflation and fluctuating interest rates, market uncertainty and volatility, and other global financial, economic, and political events on our business, industry and supply chain.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. Unless stated otherwise, these statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition. Additional discussion of the risks included in this summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q in its entirety before making investment decisions regarding our Class A common stock. This summary should not be relied upon as an exhaustive summary of the material risks facing our business.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who as of March 31, 2023 held in the aggregate 81% of the voting power of our capital stock, which will limit your ability to influence corporate matters.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$56,889	$79,765
Short-term investments	175,416	157,774
Accounts receivable	3,858	3,559
Deferred contract costs, current portion	7,059	6,974
Prepaid expenses and other current assets	11,909	9,307
Total current assets	255,131	257,379
Property and equipment, net	7,061	8,076
Operating lease right-of-use assets	11,193	12,009
Intangible assets, net	11,301	10,286
Goodwill	7,766	6,529
Deferred contract costs, net of current portion	2,187	2,082
Other long-term assets	861	2,329
Total assets	$295,500	$298,690
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,373	$15,495
Accrued expenses	19,229	17,847
Deferred revenue	56,255	49,354
Current portion of operating lease liabilities	3,660	3,694
Other current liabilities	2,479	2,311
Total current liabilities	92,996	88,701
Deferred revenue, net of current portion	238	122
Deferred tax liability	15	11
Operating lease liabilities, net of current portion	8,042	8,929
Other long-term liabilities	756	1,023
Total liabilities	102,047	98,786
Commitments and contingencies (Note 16)
Stockholders' equity
Undesignated preferred stock, $0.00001 par value - 100,000 shares authorized, and no shares issued or outstanding as of March 31, 2023 or December 31, 2022	—	—
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 118,182 shares issued and outstanding as of March 31, 2023; 43,743 shares issued and outstanding as of December 31, 2022	1	—
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 23,657 shares issued and 23,604 outstanding as of March 31, 2023; 97,897 shares issued and 97,844 outstanding as of December 31, 2022	—	1
Additional paid-in capital	277,184	274,057
Accumulated other comprehensive deficit	(924)	(1,206)
Accumulated deficit	(82,808)	(72,948)
Total stockholders’ equity	193,453	199,904
Total liabilities and stockholders' equity	$295,500	$298,690
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$70,870	$57,128
Cost of revenue	12,639	11,587
Gross profit	58,231	45,541
Operating expenses
Sales and marketing	35,496	25,830
Research and development	13,880	8,138
General and administrative	18,640	14,163
Exit costs	983	—
Total operating expenses	68,999	48,131
Loss from operations	(10,768)	(2,590)
Other income, net	1,705	159
Loss before income taxes	(9,063)	(2,431)
Provision for income taxes	797	140
Net loss	$(9,860)	$(2,571)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.02)
Weighted-average number of shares of common stock used in computing net loss per share attributable to common stockholders:
Basic and diluted	141,650	140,790

Net loss	$(9,860)	$(2,571)
Other comprehensive loss
Foreign currency translation adjustments	365	(264)
Unrealized loss on investments	(83)	—
Comprehensive loss	$(9,578)	$(2,835)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	31,841,061	$—	108,870,126	$1	$264,871	$(230)	$(39,100)	$225,542
Conversion of Class B Common Stock to Class A Common Stock	10,842,862	—	(10,842,862)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	197,828	—	—	—	924	—	—	924
Issuance of common stock in connection with Employee Stock Purchase Plan	39,516	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	14,625	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	932	—	—	932
Cumulative translation adjustment	—	—	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	—	—	(2,571)	(2,571)
Balances at March 31, 2022	42,935,892	$—	98,027,264	$1	$266,727	$(494)	$(41,671)	$224,563

Balances at December 31, 2022	43,743,174	$—	97,843,570	$1	$274,057	$(1,206)	$(72,948)	$199,904
Conversion of Class B Common Stock to Class A Common Stock	74,239,844	1	(74,239,844)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	88,957	—	—	—	67	—	—	67
Issuance of common stock in connection with Employee Stock Purchase Plan	38,879	—	—	—	264	—	—	264
Issuance of common stock upon vesting of restricted stock units	71,557	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	2,796	—	—	2,796
Cumulative translation adjustment	—	—	—	—	—	365	—	365
Unrealized loss on investments	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(9,860)	(9,860)
Balances at March 31, 2023	118,182,411	$1	23,603,726	$—	$277,184	$(924)	$(82,808)	$193,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net loss	$(9,860)	$(2,571)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	1,487	1,455
Amortization of deferred contract costs	2,397	2,083
Non-cash income on investments	(1,716)	—
Non-cash lease expense	895	—
Stock-based compensation expense	2,796	932
Non-cash interest expense	53	—
Change in fair value of convertible debt securities	(134)	(661)
Deferred taxes	4	283
Other non-cash items	568	—
Changes in operating assets and liabilities
Accounts receivable	(1,104)	(353)
Deferred contract costs	(2,587)	(2,853)
Prepaid expenses and other current assets	(651)	1,240
Accounts payable	(4,226)	2,317
Accrued expenses	2,469	(940)
Other current liabilities	4	—
Deferred revenue	7,005	6,584
Other long-term liabilities	—	510
Change in operating lease liability	(1,009)	—
Net cash (used in) provided by operating activities	(3,609)	8,026
Investing Activities
Purchases of property and equipment	(268)	(370)
Purchases of short-term investments	(103,751)	—
Purchases of convertible debt securities	(323)	(2,000)
Capitalization of internal-use software development costs	(1,056)	(286)
Proceeds from sales and maturities of short-term investments	87,741	—
Cash paid for acquisition of businesses, net of cash acquired	(1,082)	(14,000)
Purchases of other investments	(150)	—
Net cash used in investing activities	(18,889)	(16,656)
Financing Activities
Proceeds from exercise of stock options	67	924
Proceeds from issuance of shares in connection with Employee Stock Purchase Plan	264	—
Payment of finance leases	(782)	(937)
Net cash used in financing activities	(451)	(13)
Effect of exchange rate changes on cash and cash equivalents	73	(1,259)
Decrease in cash, cash equivalents and restricted cash	(22,876)	(9,902)
Cash, cash equivalents and restricted cash, beginning of period	79,765	269,841
Cash, cash equivalents and restricted cash, end of period	$56,889	$259,939
Supplemental cash flow disclosures
Cash paid for interest	$56	$73
Cash paid for income taxes	$53	$283
Property and equipment purchases not paid	$46	$—
Acquisition of fixed assets under finance leases	$—	$331
Unrealized loss on short-term investments	$83	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023, and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
2.Summary of Significant Accounting Policies
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, expensing and capitalization of research and development costs for internal-use software, the average period of benefit associated with costs capitalized to obtain revenue contracts, the determination of the fair value of stock-based awards issued, stock-based compensation expense, the determination of the estimated fair value of the convertible notes held by the Company, the valuations of the intangible assets acquired through acquisitions, the estimation of the Company’s incremental borrowing rate, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.
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
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the unaudited condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
The Company is an "emerging growth company" (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." The Company may take advantage of these exemptions until the Company is no longer an "emerging growth company." Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, its condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the year following the fifth anniversary of an offering or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company if it has more than $1.07 billion in annual revenue, has more than $700.0 million in market value of its stock held by non-affiliates, or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.
Revenue Recognition
The Company primarily derives revenue from subscription revenues via the Semrush online visibility management platform and the Prowly public relations platform, which are comprised of subscription fees from customers accessing the Company’s SaaS services and related customer support. For the three months ended March 31, 2023 and 2022, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three months ended March 31, 2023 and 2022.
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
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services. There were no changes to the Company’s revenue recognition policies since the filing of its Annual Report on Form 10-K with the SEC on March 15, 2023.
For the three months ended March 31, 2023 and 2022, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to the Semrush Marketplace was not material for the three months ended March 31, 2023 and 2022.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $7,017 as of March 31, 2023 compared to December 31, 2022. During the three months ended March 31, 2023 and 2022, $25,513 and $20,696 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2023 was $1,773, of which the Company expects to recognize $1,535 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2023. For performance obligations not satisfied as of March 31, 2023, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2022. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and recorded as deferred contract costs in the unaudited condensed consolidated balance sheets and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as current deferred contract costs, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
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
As of March 31, 2023 and December 31, 2022, no individual customer represented more than 10% of the Company’s accounts receivable. During the three months ended March 31, 2023 and 2022, no individual customer represented more than 10% of the Company’s revenue.

Restricted Cash
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

	As of
	March 31, 2023	March 31, 2022
Cash and cash equivalents	$56,889	$259,824
Restricted cash included in “other assets”	—	115
Total cash, cash equivalents and restricted cash, at end of period	$56,889	$259,939
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of March 31, 2023 and December 31, 2022, due to the short-term nature of these instruments.
The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. See below for further discussion.
Foreign Currency Translation
The Company operates in a multi-currency environment having transactions in such currencies as the U.S. dollar, zloty, Czech koruna, euro, and others. The reporting currency of the Company is the U.S. dollar.
Beginning on January 1, 2022, as a result of changes in the economic facts and circumstances of its business environment, the Company reassessed its functional currency determinations for all foreign subsidiaries and determined that the functional currencies of the Company’s foreign subsidiaries is the local currency at each of its subsidiary locations, with the exception of its former Russian subsidiaries where the U.S. dollar remained the functional currency in 2022. Accordingly, beginning January 1, 2022, assets and liabilities of the Company’s foreign subsidiaries that maintain local currencies as functional currencies are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The Company includes the effects of these foreign currency translation adjustments in accumulated other comprehensive loss, a separate component of stockholders’ equity.
The foreign currency exchange loss included in other income, net for the three months ended March 31, 2023 and 2022 was $(638) and $(478), respectively.
Comprehensive loss
Comprehensive loss is comprised of two components: net loss and other comprehensive loss, which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2023, comprehensive loss consists of net loss, the change in the cumulative foreign currency translation adjustment, and unrealized loss on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized loss on investments is not significant for the three months ended March 31, 2023 and 2022.
Recent Accounting Pronouncements
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The Company adopted the standard utilizing the modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
3.    Cash, Cash Equivalents, and Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. Short‑term investments consist of investments with original maturities greater than 90 days, as of the date of purchase. The Company considers its investment portfolio available-for-sale. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the unaudited condensed consolidated statements of operations.
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive loss. Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss based on the specific-identification method. There was no material realized gains or losses on investments for the three months ended March 31, 2023 or 2022. The Company did not hold any debt investments as of March 31, 2022.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the unaudited condensed consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the unaudited condensed consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and net loss. For the three months ended March 31, 2023, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.
The following is a summary of cash, cash equivalents and investments as of March 31, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Cash and cash equivalents	$56,889	$—	$—	$56,889
Investments:
U.S. treasury securities	175,624	2	(210)	175,416
Total investments	175,624	2	(210)	175,416
Total cash, cash equivalents and investments	$232,513	$2	$(210)	$232,305

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Cash and cash equivalents	$79,765	$—	$—	$79,765
Investments:
U.S. treasury securities due in one year or less	153,604	5	(108)	153,501
Corporate Securities due in one year or less	4,295	—	(22)	4,273
Total investments	157,899	5	(130)	157,774
Total cash, cash equivalents and investments	$237,664	$5	$(130)	$237,539

4.    Leases
The components of lease expense were as follows:

Three Months Ended March 31,
2023
Operating lease cost	$783
Short-term lease cost	368
Variable lease cost	1,542
Total lease cost	$2,693

Three Months Ended March 31,
2023
Amortization of lease assets	$571
Interest on lease liabilities	28
Total finance lease cost	$599
Weighted-average remaining lease term and discount rate were as follows:

As of March 31,
2023
Weighted-average remaining lease term (in years)
Operating leases	3.7
Finance leases	1.4
Weighted-average discount rate
Operating leases	5.2%
Finance leases	3.8%
Future minimum amounts payable as of March 31, 2023 were as follows:

As of March 31, 2023	Operating Leases	Finance Leases
Remainder of 2023	$2,924	$1,596
2024	3,023	866
2025	2,589	194
2026	2,628	—
2027	1,172	—
Thereafter	154	—
Total lease payments	12,490	2,656
Less: imputed interest	(788)	(114)
Total lease liabilities	$11,702	$2,542
As of March 31, 2023 the Company had no additional operating or finance leases that have not yet commenced.
Rent expense related to the Company’s office facilities was $1,151 and $1,333 for the three months ended March 31, 2023 and 2022, respectively.

5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$46,618	$—	$—	$46,618
U.S. treasury securities	—	175,416	—	175,416
Convertible debt securities (See Note 7)	—	—	4,109	4,109
Total assets	$46,618	$175,416	$4,109	$226,143

Liabilities:
Contingent consideration	$—	$—	$191	$191
Total liabilities	$—	$—	$191	$191

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$36,222	$—	$—	$36,222
U.S. treasury securities	—	153,501	—	153,501
Corporate securities	—	4,273	—	4,273
Convertible debt securities (See Note 5)	—	—	3,652	3,652
Total assets	$36,222	$157,774	$3,652	$197,648

Liabilities:
Contingent consideration	$—	$—	$227	$227
Total liabilities	$—	$—	$227	$227

Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. The Company’s investments primarily consist of U.S. treasury securities and corporate securities. The fair value measurement of these assets is based on significant other observable inputs and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 2 in the fair value hierarchy.

As of March 31, 2023 and December 31, 2022, the Company measured its investments in convertible debt securities (see Note 7) and its contingent consideration associated with the acquisition of Prowly.com sp. Z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3).
Convertible Debt Securities
The Company records its convertible note investments at fair value on the purchase date. The Company determines the fair value of these investments using the Black-Scholes Merton model. Each reporting period thereafter, these investments are revalued and increases or decreases in their fair values are recorded as adjustments to other income, net within the unaudited condensed consolidated statements of operations and comprehensive loss to reflect the gains and losses. Changes in the fair value of these investments can result from changes in the estimated enterprise value of the issuers, the likelihoods and methods of such conversions, and other market factors. Significant judgment is employed in determining the appropriateness of these assumptions as of the purchase date and for each subsequent period. Accordingly, changes in any of the assumptions described above can materially impact the amount of gain or loss the Company records in any given period.
A rollforward of the fair value measurements of the convertible notes for the three months ended March 31, 2023 and 2022, is as follows:

Balance as of December 31, 2022	$3,652
Additional investment in convertible notes	323
Change in fair value included in other income, net	134
Balance as of March 31, 2023	$4,109

Balance as of December 31, 2021	$500
Additional investment in convertible notes	2,000
Change in fair value included in other income, net	661
Balance as of March 31, 2022	$3,161
Contingent consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair values are recorded as an adjustment to operating expenses within the unaudited condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period.

The total estimated fair value of the contingent consideration payable was $191 and $227 as of March 31, 2023 and December 31, 2022, respectively. The following table represents the key inputs used in the fair value calculation:

	As of
	March 31, 2023	December 31, 2022
Risk free interest rate	5.17%	4.72%
Projected year of payment	2023	2023
Revenue volatility	21.0%	20.1%
Discount rate	10.06%	9.72%

Changes in the estimated fair value of the contingent consideration payable are recognized over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the three months ended March 31, 2023 and 2022 is as follows:

Balance as of December 31, 2022	$227
Change in fair value and expense recognized for service period rendered	(36)
Payments made	—
Balance as of March 31, 2023	$191

Balance as of December 31, 2021	$424
Change in fair value and expense recognized for service period rendered	106
Payments made	—
Balance as of March 31, 2022	$530

6.    Property and Equipment, Net
Property and equipment consists of the following:

	As of
	March 31, 2023	December 31, 2022
Computer equipment	$10,850	$11,133
Furniture and office equipment	1,811	1,738
Leasehold improvements	814	786
Total property and equipment	13,475	13,657
Less: accumulated depreciation and amortization	(6,414)	(5,581)
Property and equipment, net	$7,061	$8,076
Depreciation and amortization expense related to property and equipment was $838 and $812 for the three months ended March 31, 2023 and 2022, respectively.

7.    Other Assets
Investments in Convertible Debt
In January 2021, the Company purchased two convertible debt securities (the “January 2021 Notes”) for a total aggregate investment of $500 with maturity dates of January 1, 2023 and July 1, 2023, respectively. The January 2021 Notes receive interest at an annual rate of 6%. In February 2022, the Company purchased an additional convertible debt security (the “February 2022 Note”) in the amount of $2,000 that will mature on February 25, 2024 and receives interest at an annual rate of 6%. Interest accrues on each note and becomes payable upon conversion of each convertible note, or will be paid in connection with the repayment in full of the principal amount of such convertible notes.
In March 2023, the Company purchased a convertible debt security (the “March 2023 Note”) for a total aggregate investment of $323. The March 2023 Note receives interest at an annual rate of 9% and matures on March 31, 2025.
These convertible note investments are classified as available-for-sale securities. The January 2021 Notes and January 2022 Note are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity dates, and the March 2023 Note is included in other long-term assets. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825, Financial Instruments, and accounting for the entire hybrid instrument at fair value through other income, net. The Company recorded an increase in the fair value of the convertible notes of $134 and $661 for the three months ended March 31, 2023 and 2022, respectively.
With respect to its investments in these convertible debt securities, the Company has a variable interest in the issuers of these securities, which are variable interest entities. After evaluation of the relationship between the Company and these variable interest entities, the Company determined not to consolidate these variable interest entities’ results for the three months ended March 31, 2023 or 2022. Significant judgments included the determination that these variable interest entities lacked sufficient equity at risk to finance activities without additional subordinated support, and that the Company was not the primary beneficiary of the variable interest entities given the Company’s variable interests do not constitute a controlling financial interest.

8.    Net Loss Per Share
For the three months ended March 31, 2023 and 2022, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share as its effect would have been anti-dilutive due to the net losses incurred for the periods.
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Stock options outstanding	7,502,992	6,151,841
Unvested RSAs, RSUs, and PSUs	1,770,736	1,266,479
	9,273,728	7,418,320

For the three months ended March 31, 2023 and 2022, 1,328,021 and 500,887 shares of Class A common stock potentially issuable under performance stock unit (“PSU”) awards were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. See Note 15 “Stock-Based Compensation” for additional information regarding the Company’s PSU awards.

9.    Acquisitions, Intangible Assets, and Goodwill
Acquisitions
Traffic Think Tank
On February 23, 2023, the Company completed a purchase agreement with Rank, LLC (“Traffic Think Tank”), acquiring certain intangible assets of Traffic Think Tank’s assets for total cash consideration of $1,800, of which $360 will be paid in 12 months (the “12-month holdback amount”) and $360 will be paid in 18 months (the “18-month holdback amount”). The remaining consideration was paid upon closing. The 12-month holdback amount and 18-month holdback amount are recorded in other current liabilities and other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheet as of March 31, 2023. The primary purpose of the acquisition was to acquire valuable brand and content related to Traffic Think Tank’s SEO community and courses.

The Company has accounted for this transaction as a business combination under the acquisition method. The Company allocated $594 to the acquired intangible assets and the remaining purchase price was allocated to goodwill. The identifiable intangible assets consisted of trade names, content, and customer relationships, which the Company amortizes over the assets useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired trade name, content, and customer relationships of six years, four years, and five years, respectively. Aggregate acquisition-related costs associated with this business combination were not material for the three months ended March 31, 2023, and were included in general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.
This business combination did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.

Kompyte
On March 14, 2022, the Company completed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were not material for the three months ended March 31, 2022, and were included in general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.
Upon the completion of the acquisition, Kompyte became a wholly owned subsidiary of the Company. The results of operations of Kompyte have been included in the Company’s unaudited condensed consolidated financial statements from the date of acquisition.

The Company has accounted for this transaction as a business combination under the acquisition method. The total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The Company recorded the excess of the purchase price over those fair values as goodwill. The following table presents the purchase price allocation recorded in the Company’s unaudited condensed consolidated balance sheet as of the acquisition date, which was final as of June 30, 2022:

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
Intangible Assets
Intangible assets consisted of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consists of the following:

	As of March 31, 2023
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.6	$4,024	$(938)	$3,086
Trade name	4.4	4,038	(835)	3,203
Content	3.0	2,183	(597)	1,586
Customer relationships	2.6	744	(212)	532
Capitalized internal-use software	2.6	4,474	(1,580)	2,894
Total as of March 31, 2023		$15,463	$(4,162)	$11,301

	As of December 31, 2022
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.8	$4,007	$(765)	$3,242
Trade name	4.6	3,810	(656)	3,154
Content	3.1	1,958	(471)	1,487
Customer relationships	2.3	600	(159)	441
Capitalized internal-use software	2.6	3,415	(1,453)	1,962
Total as of December 31, 2022		$13,790	$(3,504)	$10,286

During the three months ended March 31, 2023 and 2022, the Company capitalized $1,056 and $415, respectively, of software development costs, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $127 and $131, respectively.
Amortization expense for acquired intangible assets was $522 and $273 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future amortization expense is expected to be as follows:

Amount
Remainder of 2023	$1,981
2024	2,415
2025	2,154
2026	1,507
2027 and thereafter	3,244
Total	$11,301
Goodwill
The changes in the carrying value of goodwill during the three months ended March 31, 2023 were as follows:

Amount
Balance as of January 1, 2023	$6,529
Traffic Think Tank acquisition	1,206
Foreign currency translation adjustment	31
Balance as of March 31, 2023	$7,766

10.    Exit Costs
Commencing in March 2022, the Company began to exit its operations in Russia and relocate employees. As of March 31, 2023, the Company had substantially completed its relocation efforts. All costs associated with the Company’s exit activities are included in the unaudited condensed consolidated statements of operations in its income from continuing operations under the line item, Exit Costs.
During the three months ended March 31, 2023, exit costs totaled $1.0 million related to relocation efforts. No exit costs were incurred during the three months ended March 31, 2022.

11.    Accrued expenses
Accrued expenses consist of the following:

	As of
	March 31, 2023	December 31, 2022
Employee compensation	$6,127	$5,083
Income taxes payable	1,852	1,090
Other taxes payable	9,955	10,101
Vacation reserves	1,144	1,372
Other	151	201
Total accrued expenses	$19,229	$17,847

12.     Revolving Credit Facility
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
As of March 31, 2023, the Company had not drawn on this revolving credit facility. For the three months ended March 31, 2023 and 2022, the Company incurred $39 and $81 in interest expense, respectively, relating to this credit facility.

13.    Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three months ended March 31, 2023 and 2022, the Company recorded provisions for income taxes of $797 and $140, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 differs from the U.S. statutory rate due primarily to the impact of earnings in foreign jurisdictions and the impact of requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. The Company’s effective tax rate for the three months ended March 31, 2022 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against its net deferred tax assets.
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, the Company reassesses any valuation allowances it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. The Company maintains a valuation allowance on its net deferred tax assets.

14.    Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of March 31, 2023, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	7,502,992
Options reserved for future issuance	11,028,881
Restricted stock outstanding	53,331
Restricted stock units and performance stock units outstanding	2,895,051
Total authorized shares of common stock reserved for future issuance	21,480,255
15.    Stock-Based Compensation
In 2019, the Board adopted the Semrush Holdings, Inc. 2019 Stock Option and Grant Plan (the “2019 Plan”), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards, including restricted stock unit awards, to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 8,682,600 shares of the Company’s common stock. In July 2020, the 2019 Plan was amended to provide for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the purchase of up to 10,163,772 shares of the Company’s common stock. Stock options generally vest over a 4-year period and expire 10 years from the date of grant. Certain options provide for accelerated vesting if there is a change in control (as defined in the 2019 Plan).
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
The Company initially reserved 13,503,001 shares of Class A common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 5% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Effective January 1, 2023, the number of shares of Class A common stock reserved for the issuance of awards under the 2021 Plan was increased by 3,500,000 shares to 17,003,001 shares in accordance with the provisions of the 2021 Plan.

The Company has recorded stock-based compensation expense of $2,796 and $932 during the three months ended March 31, 2023 and 2022, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$17	$11
Sales and marketing	528	133
Research and development	343	149
General and administrative	1,908	639
Total stock-based compensation	$2,796	$932
As of March 31, 2023, there was $13,575 and $1,119 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan and 2019 Plan, respectively, which is expected to be recognized over a weighted-average period of 3.23 and 1.53 years, respectively. As of March 31, 2023, there was $15,334 of unrecognized compensation cost related to unvested restricted stock unit awards granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.17 years. For unvested performance stock units, these awards were granted with four-year vesting terms for which the probability of vesting achievement is assessed at each reporting period.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. As there was no public market for its common stock prior to March 25, 2021, which was the first day of trading, and as the trading history of the Company’s common stock is limited, the Company determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. The Company has not paid, nor anticipates paying, cash dividends on its ordinary shares; therefore, the expected dividend yield is assumed to be zero.

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended March 31,
	2023	2022
Expected volatility	63.6%	52.3%
Weighted-average risk-free interest rate	4.22%	1.60%
Expected dividend yield	—	—
Expected life – in years	6	6
A summary of the Company’s option activity as of March 31, 2023, which all occurred under the 2019 Plan and the 2021 Plan, and changes during the three months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	6,865,265	$4.82	7.68
Granted	750,727	7.93
Exercised	(88,957)	0.75
Forfeited	(24,043)	8.01
Outstanding at March 31, 2023	7,502,992	5.14	7.68
Options exercisable at March 31, 2023	4,384,998	1.82	6.79
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $4.93 and $6.32 per share, respectively. No tax benefits were realized from options during the three months ended March 31, 2023 or 2022.
The aggregate intrinsic value of options outstanding as of March 31, 2023 and December 31, 2022 was $42,633 and $32,721, respectively.
The aggregate intrinsic value for options exercised during the three months ended March 31, 2023 and 2022 was $708 and $2,154, respectively.
The aggregate intrinsic value for options exercisable as of March 31, 2023 and December 31, 2022 was $37,161 and $27,919, respectively.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2023 and December 31, 2022, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of March 31, 2023, 103,521 shares have vested in connection with this Restricted Stock Issuance.
During the three months ended March 31, 2023 and 2022, the Company granted to employees restricted stock unit (“RSU”) awards for 523,294 and 937,506 shares of Class A common stock under the

2021 Plan, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to the RSU grants of $1,191 and $315, respectively.
A summary of RSU activity under the Company’s 2021 Plan for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,269,743	$11.97	$15,194
Granted	523,294	8.05	4,213
Vested	(71,557)	13.13	940
Forfeited	(9,715)	14.67	143
Unvested balance as of March 31, 2023	1,711,765	$10.69	$18,299
During the three months ended March 31, 2023, the Company did not grant employees performance stock units (“PSU”) awards. During the three months ended March 31, 2022, the Company granted to employees PSU awards for 500,887 shares of Class A common stock under the 2021 Plan.
The Company records stock-based compensation expense related to the PSU grants when it is probable that the underlying performance conditions will be recognized. During the year ended December 31, 2022, the Company granted two sets of PSU grants; executives and acquisition-related. The acquisition-related PSUs contained a market component. These awards were deemed probable of partial achievement by the Company as of March 31, 2023. The executive grants were not probable of achievement as of March 31, 2023.
During the three months ended March 31, 2023, $24 of expense has been recognized in connection with a portion of the acquisition-related PSU awards, however, the remaining acquisition-related PSU awards were not probable of achievement as of March 31, 2023. For PSU grants that have only service and performance conditions, the Company measures these awards at the fair value of its Class A common stock on the grant dates. For PSU grants that incorporate a market condition, only the market condition is reflected in the estimated fair value on the grant dates. The Company determined the fair value of the acquisition-related PSU awards using a binomial valuation method.
A summary of PSU activity under the Company’s 2021 Plan for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,283,620	$11.22	$14,402
Granted	—	—	—
Vested	—	—	—
Forfeited	(100,334)	11.96	1,200
Unvested balance at March 31, 2023	1,183,286	$11.63	$13,762
Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition. The compensation expense attributable to the acquisition-based PSU awards was estimated based on a Monte Carlo simulation model, which applied the following key assumptions:

Three Months Ended March 31, 2023
Risk-free interest rate	2.07%
Volatility	70.00%
Dividend Yield	—%
Term (years)	4.13
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
The first service period of the ESPP began on September 1, 2021, the second service period of the ESPP began on March 1, 2022, and the third service period of the ESPP began on September 1, 2022. The Company recognized $33 and $81 in stock-based compensation expense related to these service periods for the three months ended March 31, 2023 and 2022, respectively. On February 28, 2023, the Company issued 38,879 shares of its Class A common stock to its employees under its ESPP for the service period then ended. The ESPP program was discontinued after the last purchase on February 28, 2023.

16.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers through March 31, 2026. As of March 31, 2023, future commitments for data services are as follows:

As of March 31, 2023
Remainder of 2023	6,706
2024	10,473
2025	11,288
2026	3,008
Total	$31,475
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2023, the Company has not incurred any costs for the above guarantees and indemnities.
17.    Components of Other Income, Net
The components of other income, net, are as follows:

	Three Months Ended March 31,
	2023	2022
Foreign currency exchange loss	$(638)	$(478)
Other income, net	2,343	637
Total other income, net	$1,705	$159
18.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three months ended March 31, 2023 and 2022, the Company made matching contributions of $308 and $510, respectively, to the 401(k) Plan.
19.    Segment and Geographic Information
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

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended March 31,
	2023	2022
Revenue:
United States	$34,747	$25,822
United Kingdom	7,007	5,877
Other	29,116	25,429
Total revenue	$70,870	$57,128
Property and equipment, net by geographic location consists of the following:

	As of
	March 31, 2023	December 31, 2022
Property and equipment, net:
United States	$4,977	$6,025
Spain	786	832
Czech Republic	449	442
Other	849	777
Total assets	$7,061	$8,076

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, along with the financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We currently operate subsidiaries in Canada, Cyprus, the Czech Republic, Germany, the Netherlands, Poland, Spain, Serbia, and Armenia, with employees based in each location.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating combined revenues of $41.8 million and $31.7 million for the three months ended March 31, 2023 and 2022, respectively.
We have one reportable segment. See Note 19 “Segment and Geographic Information” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless cancelled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them. As of March 31, 2023, we had more than 100,000 paying customers, accounting for $293.0 million in ARR, an increase from 87,000 paying customers accounting for $238.4 million in ARR as of March 31, 2022 (calculated using the current definition of ARR as described in this paragraph).
We updated our definition of ARR as of September 30, 2022. Prior to September 30, 2022, we defined ARR as the daily revenue of all paid subscription agreements that were actively generating revenue as of the last day of the reporting period multiplied by 365, except that we calculated the ARR from Prowly's customers as the monthly recurring revenue as of the last month of the reporting period multiplied by 12. We made this change because it simplifies the calculation and internal reporting of ARR, eliminates the impact of the number of days in a given month on ARR, and we believe the updated definition is a more widely used methodology in our industry.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of March 31, 2023 and December 31, 2022 was approximately 116% and 118%, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of March 31, 2023 and March 31, 2022 was $2.9 thousand and $2.7 thousand, respectively. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.

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
Free cash flow and free cash flow margin
We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by total revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allow us to better understand the cash needs of our business. While we believe that free cash flow and free cash flow margin are useful in evaluating our business, free cash flow and free cash flow margin are each a non-GAAP financial measure that have limitations as an analytical tool, and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash (used in) provided by operating activities in accordance with GAAP. The utility of each of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as tool for comparison. A summary of our cash flows from operating, investing, and financing activities is provided below. We recommend that you review the reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash (used in) provided by operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, provided below, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Three Months Ended March 31, (in thousands)
	2023	2022
Net cash (used in) provided by operating activities	$(3,609)	$8,026
Net cash used in investing activities	(18,889)	(16,656)
Net cash used in financing activities	(451)	(13)
Effect of exchange rate changes on cash and cash equivalents	73	(1,259)
Net decrease in cash, cash equivalents and restricted cash	$(22,876)	$(9,902)

	Three Months Ended March 31, (in thousands)
	2023	2022
Net cash (used in) provided by operating activities	$(3,609)	$8,026
Purchases of property and equipment	(268)	(370)
Capitalization of internal-use software costs	(1,056)	(286)
Free cash flow	$(4,933)	$7,370

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities (as a percentage of revenue)	(5.1)%	14.0%
Purchases of property and equipment (as a percentage of revenue)	(0.4)%	(0.6)%
Capitalization of internal-use software costs (as a percentage of revenue)	(1.5)%	(0.5)%
Free cash flow margin	(7.0)%	12.9%
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
As of March 31, 2023, we served over 100,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three months ended March 31, 2023, no single customer accounted for more than 10% of our revenue.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform, acquiring data, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team, and our customer success team. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, data acquisition costs, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions. We allocate overhead costs, such as rent and facility costs, certain information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

We expect our cost of revenue to increase in absolute dollars due to expenditures related to the purchase of hardware, data, expansion, and support of our data center operations and customer support/success teams. We have seen improvement in our cost of revenue as a percentage of revenue, and expect it to remain near current levels. It may fluctuate from period to period depending on the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in any particular quarterly or annual period.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs directly associated with our sales and marketing department, including salaries, benefits, incentive compensation, and stock-based compensation, online advertising expenses, and marketing and promotional expenses, as well as allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized on a straight-line basis over the average period of benefit, which we estimate to be two years. We expect that our sales and marketing expenses will decline as a percentage of revenue for the year ending December 31, 2023. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive. However, we expect our sales and marketing expenses to decrease as a percentage of revenue.
General and Administrative
General and administrative expenses primarily consist of personnel and related expenses, including salaries, benefits, incentive compensation, and stock-based compensation, associated with our finance, legal, human resources, IT, and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting, and other consulting services, insurance, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, increases in insurance premiums, investor relations and professional services. We expect our general and administrative expenses to increase in absolute dollars for the remainder of the fiscal year ending December 31, 2023. However, we expect our general and administrative expenses to decrease as a percentage of revenue over time.

Exit Costs
All costs associated with our relocation efforts are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs and other associated relocation costs. We do not expect the remaining exit costs associated with our relocation efforts to be material in future periods.
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate, with the exception of Russia where the U.S. dollar was the functional currency in 2022. For the three months ended March 31, 2023, the functional currencies of our international locations were the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
Other income, net also includes amounts for interest income and expense, other miscellaneous income and expense, and gains and losses unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible note investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income, net for each reporting period. Interest expense is related to our outstanding revolving credit facility, as well as interest associated with outstanding finance leases.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. Our tax expense for the three months ended March 31, 2023 primarily relates to the tax provision recorded on the earnings of our profitable foreign subsidiaries and the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. Our tax expense for the three months ended March 31, 2022 primarily relates to income earned in certain foreign jurisdictions.

Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	(in thousands)
	2023	2022
Revenue	$70,870	$57,128
Cost of revenue (1)	12,639	11,587
Gross profit	58,231	45,541
Operating expenses
Sales and marketing (1)	35,496	25,830
Research and development (1)	13,880	8,138
General and administrative (1)	18,640	14,163
Exit costs	983	—
Total operating expenses	68,999	48,131
Loss from operations	(10,768)	(2,590)
Other income, net	1,705	159
Loss before income taxes	(9,063)	(2,431)
Provision for income taxes	797	140
Net loss	$(9,860)	$(2,571)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$17	$11
Sales and marketing	528	133
Research and development	343	149
General and administrative	1,908	639
Total stock-based compensation	$2,796	$932

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three Months Ended March 31,
	2023	2022
	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	18%	20%
Gross profit	82%	80%
Operating expenses
Sales and marketing	50%	45%
Research and development	20%	14%
General and administrative	26%	25%
Exit costs	1%	—%
Total operating expenses	97%	84%
Loss from operations	(15)%	(5)%
Other income, net	2%	—%
Loss before income taxes	(13)%	(4)%
Provision for income taxes	1%	—%
Net loss	(14)%	(5)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue
Our revenue during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$70,870	$57,128	$13,742	24%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from 87,000 as of March 31, 2022 to over 100,000 as of March 31, 2023. The increases in revenue for the three months ended March 31, 2023 were also driven by growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
United States	$34,747	$25,822
United Kingdom	7,007	5,877
Other	29,116	25,429
Total revenue	$70,870	$57,128

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$70,870	$57,128	$13,742	24%
Cost of revenue	$12,639	$11,587	$1,052	9%
Gross profit	$58,231	$45,541	$12,690	28%
Gross margin	82.2%	79.7%

The increase in cost of revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the following changes:

Three Months Ended March 31, 2023
Change
(in thousands)
Personnel costs	$299
Hosting fees	(465)
Integration and data costs	637
Merchant fees	160
Depreciation and amortization	177
Other	244
Cost of revenue	$1,052

For the three months ended March 31, 2023, cost of revenue increased by $1.1 million compared to the corresponding period of the prior year. Integration and data costs increased primarily as a result of increasing costs incurred related to new products and customer growth. Personnel costs increased primarily as a result of a 1% increase in headcount from the prior year period as we grew our customer support and customer success teams to support our customer growth. Additionally, depreciation and amortization expense increased as a result of an increase in amortization of purchased intangibles associated with the Kompyte acquisition in fiscal year 2022. These increases were partially offset by a decrease in hosting fees as a result of the relocation of data centers during the three months ended March 31, 2022.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$35,496	$25,830	$9,666	37%
Percentage of total revenue	50.1%	45.2%

The increase in sales and marketing expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the following:

Three Months Ended March 31, 2023
Change
(in thousands)
Personnel costs	$5,552
Marketing and advertising expense	2,980
Other	1,134
Sales and marketing	$9,666
For the three months ended March 31, 2023, sales and marketing expense increased by $9.7 million compared to the corresponding period of the prior year. This increase was partially driven by an increase in personnel costs due to a 26% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the three months ended March 31, 2023, compared to the corresponding period of the prior year. It was also driven by a $0.4 million increase in stock-based compensation compared to the corresponding period of the prior year applicable to these teams. Marketing and advertising expense increased primarily as a result of increasing expenses to acquire new paying customers.
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$13,880	$8,138	$5,742	71%
Percentage of total revenue	19.6%	14.2%

For the three months ended March 31, 2023, research and development costs increased by $5.7 million compared to the corresponding period of the prior year, primarily as a result of a 19% increase in headcount compared to the corresponding period of the prior year, and increased compensation costs associated with the relocation of many research and development employees to higher cost countries. It was also driven by a $0.2 million increase in stock-based compensation compared to the corresponding period of the prior year applicable to these teams.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$18,640	$14,163	$4,477	32%
Percentage of total revenue	26.3%	24.8%

The increase in general and administrative expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the following:

Three Months Ended March 31, 2023
Change
(in thousands)
Personnel costs	$2,756
Professional services	1,671
Other	50
General and administrative	$4,477
For the three months ended March 31, 2023, general and administrative expense increased by $4.5 million compared to the corresponding period of the prior year. This increase was primarily driven by an 18% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. It was also driven by a $1.3 million increase in stock-based compensation compared to the corresponding period of the prior year applicable to these teams, and increased compensation costs associated with the relocation of many employees to higher cost countries. Professional services increases are related to our company growth and the higher costs associated with being a public company.
Exit Costs
All costs associated with our relocation efforts are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs, and other associated relocation costs.
During the three months ended March 31, 2023, exit costs totaled $1.0 million related to our relocation efforts. No exit costs were incurred during the three months ended March 31, 2022.

Other Income, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income, net	$1,705	$159	$1,546	n/a
Percentage of total revenue	2.4%	0.3%

The increase in other income for the three months ended March 31, 2023 compared to the corresponding period of the prior year was primarily due to an increase in interest income and, to a lesser extent, realized and unrealized foreign exchange gains, partially offset by an increase in interest expense.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$797	$140	$657	469%
Percentage of total revenue	1.1%	0.2%
The increase in the provision for income taxes for the three months ended March 31, 2023 compared to the corresponding period of the prior year was primarily due to the effects of changes in the jurisdictional mix of earnings and the tax provision recorded on the earnings of our profitable foreign subsidiaries.
Liquidity and Capital Resources
Our principal sources of liquidity have been the net proceeds of our initial public offering in March 2021 and our follow-on offering in November 2021, which totaled $213.8 million, after deducting underwriting discounts and offering expenses paid or payable by us, and the net proceeds we received through private sales of equity securities, as well as sales of premium subscriptions to our platform.
As of March 31, 2023, we had cash and cash equivalents of $56.9 million, short-term investments of $175.4 million, and accounts receivable of $3.9 million.
Our principal uses of cash in recent periods have been to fund operations, invest in capital expenditures and short-term investments, and strategically acquire new businesses. This cash is held in deposits and money market funds.
We believe our existing cash, cash equivalents, and short-term investments, along with our available financial resources from our credit facility, will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors.
In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations, and financial condition could be adversely affected.
Our Credit Facility
Pursuant to the Credit Agreement, dated January 12, 2021, as amended from time to time, among us and Semrush, Inc., each as a borrower, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as the administrative agent, we have a senior secured credit facility that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The availability of the credit facility is subject to the borrowing base based on an advance rate of 400%

multiplied by annualized retention applied to monthly recurring revenue. The credit facility has a maturity of three years and will mature on January 12, 2024.
As of March 31, 2023, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility.
All of our obligations under our credit facility will be guaranteed by our future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 0.50% floor, plus a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For LIBOR borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of March 31, 2023, we had not drawn on this revolving credit facility or the letter of credit.
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing and product and development departments, and hosting costs.
Net cash used in operating activities during the three months ended March 31, 2023 was $3.6 million as compared to the $8.0 million provided by operating activities during the three months ended March 31, 2022. The change resulted from a net loss of $9.9 million adjusted for non-cash add backs of $6.4 million and a net cash outflow of $0.1 million from changes in operating assets and liabilities during the three months ended March 31, 2023. Non-cash charges primarily consisted of $2.4 million for amortization of deferred contract acquisition costs related to capitalized commissions, $1.5 million of depreciation and amortization expense, and $2.8 million of stock-based compensation expense. The changes in operating assets and liabilities were primarily the result of a $4.2 million decrease in accounts payable and a $2.6 million increase in deferred contract costs. These outflows were partially offset by a $7.0 million increase in deferred revenue due to the addition of new customers and expansion of the business.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $18.9 million and primarily consisted of $103.8 million in purchases of short-term investments. This activity was partially offset by $87.7 million in proceeds from sales and maturities of short-term investments.

Net cash used in investing activities for the three months ended March 31, 2022 was $16.7 million and primarily consisted of $14.0 million of cash paid for acquisitions of businesses due to the acquisitions of Backlinko and Kompyte as well as $2.0 million of purchases of convertible debt securities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $0.5 and consisted of $0.8 million of cash outflows related to the payment of finance leases partially offset by inflows of $0.3 related to proceeds from shares issued in connection with the Employee Stock Purchase Plan.
Net cash used in financing activities for the three months ended March 31, 2022 was less than $0.1 million, primarily consisting of $0.9 in proceeds from the exercise of stock options, offset by $0.9 million in payment of finance leases.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under leases for office space and leases for data center facilities. For more information regarding our lease obligations, see Note 4 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. In addition to our leases, we also have multi-year commitments with certain data providers expiring at various dates through 2026. For more information regarding our commitments with data providers, see Note 16 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Recent Accounting Pronouncements
See the section titled “Recent Accounting Pronouncements” in Note 2 “Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.
Our critical accounting policies and estimates are described under the heading Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 2 “Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of March 31, 2023 we had cash, cash equivalents, and short-term investments of $232.3 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe with expenses in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $3.9 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of March 31,

2023. As disclosed under Part II Item 1A. Risk Factors, in connection with the preparation of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2022, we identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the cash disbursement process. Specifically, we identified deficiencies in the design and operation of internal controls over the period-end recognition and cutoff for certain expenses.
Notwithstanding the identified material weaknesses, our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
During 2022 and the first quarter of 2023, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate the material weaknesses identified above. These efforts include:
•Hiring additional qualified accounting personnel, including an SVP of Accounting, Corporate Controller, and International Controller;
•Engaging a professional accounting services firm to assist us with the design, implementation, and documentation of internal controls to address relevant financial reporting risks;
•Strengthening, formalizing, documenting and testing accounting processes and internal controls; and;
•Enhancing functionality of our enterprise resource planning system to support certain key financial processes and controls and enforce certain segregation of duties through automation and approval workflows.
We believe significant progress was made in 2022 and during the first quarter of 2023 to enhance and strengthen our internal control over financial reporting. However, management has concluded that the material weaknesses were not fully remediated as of March 31, 2023.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our securities. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the trading price of our securities could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we expect to continue to incur net losses in the future. We incurred a net loss of $9.9 million for the three months ended March 31, 2023 and net losses of $3.3 million and $33.8 million for the years ended December 31, 2021 and 2022, respectively. We had an accumulated deficit of $82.8 million as of March 31, 2023. We do not know if we will be able to achieve or sustain profitability in the future. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.

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
We expect continuous development in the market with respect to data matching, data filtering, data predicting, algorithms, machine learning, artificial intelligence, and other related technologies and methods for gathering cataloging, updating, processing, analyzing, and communicating data and other information about how consumers find, interact with, and digest digital content. Similarly, we expect continuous changes in computer hardware, network operating systems, programming tools, programming languages, operating systems, the use of the internet, and the variety of network, hardware, browser, mobile, and browser-side platforms, and related technologies with which our platform and products must integrate. Further, changes in customer preferences, including greater adoption of artificial intelligence, or regulatory requirements may require changes in the technology used to gather and process the data necessary to deliver our customers the insights that they expect. As a result, we may be required to commit significant resources to developing new products, software, and services before knowing whether such investments will result in products or services that the market will accept. Any of these developments and changes could also create opportunities for a competitor to create products or a platform comparable or superior to ours, or that takes material market share from us in one or more product categories, and create challenges and risks for us if we are unable to successfully modify and enhance our products to adapt accordingly.
If we fail to anticipate and adapt to new and increasingly prevalent social media platforms, and the growing use of artificial intelligence platforms, other competing products and services that do so more effectively could surpass us and lead to decreased demand for our platform and products.
The use of both social media and artificial intelligence platforms, such as ChatGPT, throughout the world is pervasive and growing. The social media industry has experienced, and is likely to continue to experience, rapid change due to the evolving trends, tastes and preferences of users. Likewise, we expect to see continued and rapid growth of chatbot platforms that leverage the use of artificial intelligence and could result in lower demand for traditional search engine technologies. If consumers widely adopt new social media networks and artificial intelligence platforms, we will need to develop integrations and functionality related to these new networks and platforms. These development efforts may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and artificial intelligence platforms may not provide us with sufficient access to data from their networks and platforms, preventing us from building effective integrations with our platform and products. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we would obtain integrations or functionality, unfavorable. Any failure of our products to operate effectively with the social media networks used most frequently by consumers, or emerging artificial intelligence platforms, could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products and aspects of our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.
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
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 156 countries, and the number of our paying customers has grown from over 95,000 as of December 31, 2022 to over 100,000 as of March 31, 2023. We have 16 offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. See the risk factor titled “Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition” in this Item 1A. Risk Factors for more information on the risks posed by a competitive labor market. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees in a remote setting and managing multi-geographic teams as a result of shifting our workplace operations to a combination of in-office, hybrid or remote working models, due to the COVID-19 pandemic and certain of our onboarding personnel from travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
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
The use of new and evolving technologies, such as artificial intelligence, in our offerings may result in spending material resources, as well as reputational harm and liability.
We continue to build artificial intelligence into many of our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Additionally, we expect to see increasing government regulation related to artificial intelligence use and ethics, which may also increase the burden and cost of research and development in this area. The rapid evolution of artificial intelligence will require the application of significant resources to develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in a socially responsible manner and to minimize any real or perceived unintended harmful impacts.
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
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, Germany, the Netherlands, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom, and Asia. Approximately 53% and 51% of our revenue for the year ended December 31, 2022 and for the three months ended March 31, 2023, respectively, was generated from sales to paying customers located outside the United States including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
•the complexity of managing international trade sanctions and export restrictions imposed by the United States government and other jurisdictions in which we have foreign operations;

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
•differing employment practices, laws, and labor relations; and
•regional health issues and the impact of public health epidemics and pandemics on employees and the global economy, such as the COVID-19 pandemic;
Further, it is possible that governments of one or more foreign countries may seek to limit access to the internet or our platform, products or certain features in their countries, or impose other restrictions that may affect the availability of our platform, products, or certain features in their countries for an extended period of time or indefinitely. For example, China is among a number of countries that have blocked certain online services, including Amazon Web Services, making it difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to our platform if they consider us to be in violation of their laws (including privacy laws) and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law or fail for any reason to comply with relevant laws, our platforms could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to our platform is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to acquire new customers or renew or grow the premium subscriptions of existing paying customers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.
Adverse or weakened general economic and market conditions may reduce spending on sales and marketing technology and information technology, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales and marketing, which depends in part on the amount of spending allocated by our paying customers or potential paying customers on sales and marketing technology and information. In addition to the internal strategy of our paying customers, which is not predictable and is subject to change, this spending depends on worldwide economic and geopolitical conditions. As we continue to see increased economic uncertainty in the United States and abroad. we may see customers, especially SMBs that are disproportionately impacted by these conditions, reduce or stop spending on our products. Specifically, most of our paying customers are on month-to-month premium subscriptions that can be cancelled at any time.
Furthermore, the spending patterns of the SMBs that make up a large portion of our paying customer base are difficult to predict and are typically more susceptible to the adverse effects of economic fluctuations. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than our competitors who do not focus on SMBs to the extent that we do.

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
If we experience a decline in cash flow due to any of the factors described in this Item 1A. Risk Factors or otherwise, we could have difficulty paying interest due on our indebtedness and meeting the financial covenants set forth in our credit facility. If we fail to comply with the various requirements of our indebtedness, we could default under our credit facility. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our credit facility, an increase in the applicable interest rates under our credit facility, and a requirement that Semrush, Inc., which is a co-borrower under the facility, pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our credit facility, including substantially all of our and Semrush, Inc.’s assets. Thus, any such default could have a material adverse effect on our liquidity and financial condition.
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
The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation From time to time, the labor market becomes increasingly competitive. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. Furthermore, we have recently experienced costs and operational complexities with relocating personnel out of Russia. Any of these factors or events, if not mitigated, could negatively impacts us, for example by increasing our labor costs, making it more difficult to acquire and retain talent, creating customer service issues, or requiring us to increase our prices, the result of which could have an adverse effect on our business, results of operations or financial condition.
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
Sales and use, value-added, goods and services, and similar tax laws and rates are complicated and vary greatly by jurisdiction. There is significant uncertainty as to what constitutes sufficient nexus for a national, state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, as well as whether our subscriptions are subject to tax in various jurisdictions. Certain countries and the vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. Additionally, online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s nation or state, and nations, states, or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We have not always collected sales and other similar taxes in all jurisdictions in which we are required to. We may be obligated to collect and remit sales tax in jurisdictions in which we have not previously collected and remitted sales tax. We could also be subject to audits in states and non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion by one or more countries or states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by national, state or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us and decrease our future sales, which could adversely affect our business and operating results.

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
During the second quarter of 2022, we began a large-scale relocation effort of our Russia-based workforce to other jurisdictions. On August 3, 2022, we completed the sale of our two Russian subsidiaries, Semrush RU Ltd. and Semrush SM Ltd., in connection with the winding down of our operations in Russia. Our exit from Russia was substantially completed by December 31, 2022. See Note 10 “Exit Costs” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further detail on our wind down of our Russian operations. We believe the wind down of our operations in Russia has been and continues to be in compliance with new and evolving sanctions and export control laws, including Executive Order 14071, prohibiting, in part, new investment in Russia.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our income tax obligations are generally determined based on our business operations in these jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in the earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, changes in accounting principles, and changes in tax laws in jurisdictions where we operate, such as Section 174 of the Code. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also materially impact our income tax liabilities.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $7.16 to $32.48 through March 31, 2023. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of March 31, 2023 held in the aggregate 81% of the voting power of our capital stock, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2023, our directors, executive officers, and their affiliates, held in the aggregate 81% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
None.
Use of Proceeds From the IPO
On March 24, 2021, our Registration Statement on Form S-1 (File No. 333-253730) was declared effective by the SEC for our IPO. There has been no material change in the use of proceeds from our IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 15, 2023.
Issuer Purchases of Equity Securities
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Class A common stock certificate of the Registrant

10.1*	Offer letter, dated as of February 22, 2023, by and between Semrush Holdings, Inc. and Brian Mulroy

10.2*	Separation Agreement, dated as of March 28, 2023, by and between Semrush Holdings, Inc. and Evgeny Fetisov

10.3*	Advisory Services Agreement, dated as of April 10, 2023, by and between Semrush Holdings, Inc. and Evgeny Fetisov

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
(1) Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.
(2) Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022, and incorporated herein by reference.
(3) Filed as Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2022, and incorporated herein by reference.
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

SEMRUSH HOLDINGS, INC.

May 10, 2023	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

May 10, 2023	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)