Form 10-Q
period 2023-06-30
SEMrush Holdings, Inc.
filed 2023-08-03
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of August 1, 2023, there were 119,084,160 shares of the registrant’s Class A Common Stock and 23,657,057 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who as of June 30, 2023 held in the aggregate 81% of the voting power of our capital stock, which will limit your ability to influence corporate matters.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$24,072	$79,765
Short-term investments	199,678	157,774
Accounts receivable	4,286	3,559
Deferred contract costs, current portion	7,404	6,974
Prepaid expenses and other current assets	16,898	9,307
Total current assets	252,338	257,379
Property and equipment, net	6,534	8,076
Operating lease right-of-use assets	11,188	12,009
Intangible assets, net	12,209	10,286
Goodwill	7,853	6,529
Deferred contract costs, net of current portion	2,565	2,082
Other long-term assets	1,202	2,329
Total assets	$293,889	$298,690
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,246	$15,495
Accrued expenses	16,469	17,847
Deferred revenue	55,937	49,354
Current portion of operating lease liabilities	3,770	3,694
Other current liabilities	2,411	2,311
Total current liabilities	88,833	88,701
Deferred revenue, net of current portion	263	122
Deferred tax liability	100	11
Operating lease liabilities, net of current portion	8,125	8,929
Other long-term liabilities	674	1,023
Total liabilities	97,995	98,786
Commitments and contingencies (Note 16)
Stockholders' equity
Undesignated preferred stock, $0.00001 par value - 100,000 shares authorized, and no shares issued or outstanding as of June 30, 2023 or December 31, 2022	—	—
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 119,030 shares issued and outstanding as of June 30, 2023; 43,743 shares issued and outstanding as of December 31, 2022	1	—
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 23,657 shares issued and 23,604 outstanding as of June 30, 2023; 97,897 shares issued and 97,844 outstanding as of December 31, 2022	—	1
Additional paid-in capital	281,184	274,057
Accumulated other comprehensive loss	(2,204)	(1,206)
Accumulated deficit	(83,087)	(72,948)
Total stockholders’ equity	195,894	199,904
Total liabilities and stockholders' equity	$293,889	$298,690
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$74,693	$62,610	$145,563	$119,738
Cost of revenue	12,972	12,598	25,611	24,185
Gross profit	61,721	50,012	119,952	95,553
Operating expenses
Sales and marketing	30,237	30,894	65,733	56,724
Research and development	14,116	9,671	27,996	17,809
General and administrative	19,388	14,218	38,028	28,381
Exit costs	309	3,485	1,292	3,485
Total operating expenses	64,050	58,268	133,049	106,399
Loss from operations	(2,329)	(8,256)	(13,097)	(10,846)
Other income, net	2,919	711	4,624	870
Income (loss) before income taxes	590	(7,545)	(8,473)	(9,976)
Provision for income taxes	869	739	1,666	879
Net loss	$(279)	$(8,284)	$(10,139)	$(10,855)

Net loss per share attributable to common stockholders:
Basic and diluted	$0.00	$(0.06)	$(0.07)	$(0.08)
Weighted-average number of shares of common stock used in computing net loss per share attributable to common stockholders:
Basic and diluted	142,239	141,042	141,946	140,921

Net loss	$(279)	$(8,284)	$(10,139)	$(10,855)
Other comprehensive loss
Foreign currency translation adjustments	(120)	(857)	245	(1,121)
Unrealized loss on investments	(1,160)	—	(1,243)	—
Comprehensive loss	$(1,559)	$(9,141)	$(11,137)	$(11,976)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	31,841,061	$—	108,870,126	$1	$264,871	$(230)	$(39,100)	$225,542
Conversion of Class B Common Stock to Class A Common Stock	10,842,862	—	(10,842,862)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	197,828	—	—	—	924	—	—	924
Issuance of common stock in connection with Employee Stock Purchase Plan	39,516	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	14,625	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	932	—	—	932
Cumulative translation adjustment	—	—	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	—	—	(2,571)	(2,571)
Balances at March 31, 2022	42,935,892	—	98,027,264	1	266,727	(494)	(41,671)	224,563
Conversion of Class B Common Stock to Class A Common Stock	156,600	—	(156,600)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	143,667	—	—	—	270	—	—	270
Issuance of common stock upon vesting of restricted stock units	25,024	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,204	—	—	2,204
Cumulative translation adjustment	—	—	—	—	—	(857)	—	(857)
Net loss	—	—	—	—	—	—	(8,284)	(8,284)
Balances at June 30, 2022	43,261,183	$—	97,870,664	$1	$269,201	$(1,351)	$(49,955)	$217,896

Balances at December 31, 2022	43,743,174	$—	97,843,570	$1	$274,057	$(1,206)	$(72,948)	$199,904
Conversion of Class B Common Stock to Class A Common Stock	74,239,844	1	(74,239,844)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	88,957	—	—	—	67	—	—	67
Issuance of common stock in connection with Employee Stock Purchase Plan	38,879	—	—	—	264	—	—	264
Issuance of common stock upon vesting of restricted stock units	71,557	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,796	—	—	2,796
Cumulative translation adjustment	—	—	—	—	—	365	—	365
Unrealized loss on investments	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(9,860)	(9,860)
Balances at March 31, 2023	118,182,411	1	23,603,726	—	277,184	(924)	(82,808)	193,453
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	583,137	—	—	—	235	—	—	235
Issuance of common stock upon vesting of restricted stock units	264,920	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,765	—	—	3,765
Cumulative translation adjustment	—	—	—	—	—	(120)	—	(120)
Unrealized loss on investments	—	—	—	—	—	(1,160)	—	(1,160)
Net loss	—	—	—	—	—	—	(279)	(279)
Balances at June 30, 2023	119,030,468	$1	23,603,726	$—	$281,184	$(2,204)	$(83,087)	$195,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net loss	$(10,139)	$(10,855)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	3,135	4,221
Amortization of deferred contract costs	4,855	4,763
Non-cash income on investments	(3,201)	—
Non-cash lease expense	1,886	—
Stock-based compensation expense	6,561	3,136
Non-cash interest expense	105	53
Change in fair value of convertible debt securities	(380)	(1,028)
Deferred taxes	81	202
Other non-cash items	649	—
Changes in operating assets and liabilities
Accounts receivable	(422)	109
Deferred contract costs	(5,768)	(6,033)
Prepaid expenses and other current assets	(5,869)	(4,874)
Accounts payable	(5,184)	(2,714)
Accrued expenses	(1,390)	4,818
Other current liabilities	—	1,589
Deferred revenue	6,958	7,240
Other long-term liabilities	—	(38)
Change in operating lease liability	(1,800)	—
Net cash (used in) provided by operating activities	(9,923)	589
Investing Activities
Purchases of property and equipment	(957)	(2,798)
Purchases of short-term investments	(172,687)	—
Proceeds from sales and maturities of short-term investments	132,741	—
Purchases of convertible debt securities	(323)	(2,000)
Capitalization of internal-use software development costs	(2,630)	(782)
Cash paid for acquisition of businesses, net of cash acquired	(1,082)	(13,993)
Purchases of other investments	(150)	—
Net cash used in investing activities	(45,088)	(19,573)
Financing Activities
Proceeds from exercise of stock options	302	1,194
Proceeds from issuance of shares in connection with Employee Stock Purchase Plan	264	—
Payment of finance leases	(1,209)	(1,445)
Net cash used in financing activities	(643)	(251)
Effect of exchange rate changes on cash and cash equivalents	(39)	(1,513)
Decrease in cash, cash equivalents and restricted cash	(55,693)	(20,748)
Cash, cash equivalents and restricted cash, beginning of period	79,765	269,841
Cash, cash equivalents and restricted cash, end of period	$24,072	$249,093
Supplemental cash flow disclosures
Cash paid for interest	$107	$169
Cash paid for income taxes	$1,160	$479
Property and equipment purchases not paid	$111	$—
Acquisition of fixed assets under finance leases	$—	$433
Unrealized loss on short-term investments	$1,243	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Revenue Recognition
The Company primarily derives revenue from subscription revenues via the Semrush online visibility management platform and the Prowly public relations platform, which are comprised of subscription fees from customers accessing the Company’s SaaS services and related customer support. For the three and six months ended June 30, 2023 and 2022, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three and six months ended June 30, 2023 and 2022.
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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. Deferred revenue increased by $6,724 as of June 30, 2023 compared to December 31, 2022. During the three and six months ended June 30, 2023, $27,865 and $37,831 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the three and six months ended June 30, 2022, $24,295 and $30,760 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2023 was $906, of which the Company expects to recognize $643 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2023. For performance obligations not satisfied as of June 30, 2023, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2022. The remaining durations are less than one year.
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
As of June 30, 2023 and December 31, 2022, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and six months ended June 30, 2023 and 2022, no individual customer represented more than 10% of the Company’s revenue.

Restricted Cash
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022.

	As of
	June 30, 2023	June 30, 2022
Cash and cash equivalents	$24,072	$248,917
Restricted cash included in “other assets”	—	176
Total cash, cash equivalents and restricted cash, at end of period	$24,072	$249,093
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of June 30, 2023 and December 31, 2022, due to the short-term nature of these instruments.
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
The foreign currency exchange loss included in other income, net for the three months ended June 30, 2023 and 2022 was $0 and $(138), respectively. The foreign currency exchange loss included in other income, net for the six months ended June 30, 2023 and 2022 was $(638) and $(616), respectively.
Comprehensive loss
Comprehensive loss is comprised of two components: net loss and other comprehensive loss, which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2023, comprehensive loss consists of net loss, the change in the cumulative foreign currency translation adjustment, and unrealized loss on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized loss on investments was not significant for the three and six months ended June 30, 2023 and 2022.
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
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive loss. Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss based on the specific-identification method. There was no material realized gains or losses on investments for the three and six months ended June 30, 2023 or 2022.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the unaudited condensed consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the unaudited condensed consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and net loss. For the three and six months ended June 30, 2023, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.
The following is a summary of cash, cash equivalents and investments as of June 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Cash and cash equivalents	$24,072	$—	$—	$24,072
Investments:
U.S. treasury securities	201,046	1	(1,369)	199,678
Total investments	201,046	1	(1,369)	199,678
Total cash, cash equivalents and investments	$225,118	$1	$(1,369)	$223,750

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Cash and cash equivalents	$79,765	$—	$—	$79,765
Investments:
U.S. treasury securities due in one year or less	153,604	5	(108)	153,501
Corporate Securities due in one year or less	4,295	—	(22)	4,273
Total investments	157,899	5	(130)	157,774
Total cash, cash equivalents and investments	$237,664	$5	$(130)	$237,539

4.    Leases
The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Operating lease cost	$886	$1,669
Short-term lease cost	431	799
Variable lease cost	1,484	3,026
Total lease cost	$2,801	$5,494

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Amortization of lease assets	$570	$1,141
Interest on lease liabilities	23	51
Total finance lease cost	$593	$1,192

Weighted-average remaining lease term and discount rate were as follows:

As of June 30,
2023
Weighted-average remaining lease term (in years)
Operating leases	3.5
Finance leases	1.2
Weighted-average discount rate
Operating leases	5.1%
Finance leases	3.9%
Future minimum amounts payable as of June 30, 2023 were as follows:

As of June 30, 2023	Operating Leases	Finance Leases
Remainder of 2023	$1,998	$1,137
2024	3,637	866
2025	3,080	194
2026	2,629	—
2027	1,173	—
Thereafter	154	—
Total lease payments	12,671	2,197
Less: imputed interest	(776)	(98)
Total lease liabilities	$11,895	$2,099
As of June 30, 2023 the Company had no additional operating or finance leases that have not yet commenced.
Rent expense related to the Company’s office facilities was $1,318 and $2,469 for the three and six months ended June 30, 2023, respectively. Rent expense related to the Company’s office facilities was $1,108 and $2,443 for the three and six months ended June 30, 2022, respectively.

5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$13,963	$—	$—	$13,963
U.S. treasury securities	—	199,678	—	199,678
Convertible debt securities (See Note 7)	—	—	4,355	4,355
Total assets	$13,963	$199,678	$4,355	$217,996

Liabilities:
Contingent consideration	$—	$—	$195	$195
Total liabilities	$—	$—	$195	$195

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$36,222	$—	$—	$36,222
U.S. treasury securities	—	153,501	—	153,501
Corporate securities	—	4,273	—	4,273
Convertible debt securities (See Note 7)	—	—	3,652	3,652
Total assets	$36,222	$157,774	$3,652	$197,648

Liabilities:
Contingent consideration	$—	$—	$227	$227
Total liabilities	$—	$—	$227	$227

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

As of June 30, 2023 and December 31, 2022, the Company measured its investments in convertible debt securities (see Note 7) and its contingent consideration associated with the acquisition of Prowly.com sp. Z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3).
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
A rollforward of the fair value measurements of the convertible notes for the six months ended June 30, 2023 and 2022, is as follows:

Balance as of December 31, 2022	$3,652
Additional investment in convertible notes	323
Change in fair value included in other income, net	134
Balance as of March 31, 2023	4,109
Change in fair value included in other income, net	$246
Balance as of June 30, 2023	$4,355

Balance as of December 31, 2021	$500
Additional investment in convertible notes	2,000
Change in fair value included in other income, net	661
Balance as of March 31, 2022	3,161
Change in fair value included in other income, net	367
Balance as of June 30, 2022	$3,528
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

The total estimated fair value of the contingent consideration payable was $195 and $227 as of June 30, 2023 and December 31, 2022, respectively. The following table represents the key inputs used in the fair value calculation:

	As of
	June 30, 2023	December 31, 2022
Risk free interest rate	5.52%	4.72%
Projected year of payment	2023	2023
Revenue volatility	14.5%	20.1%
Discount rate	10.64%	9.72%

Changes in the estimated fair value of the contingent consideration payable are recognized over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the six months ended June 30, 2023 and 2022 is as follows:

Balance as of December 31, 2022	$227
Change in fair value and expense recognized for service period rendered	(36)
Balance as of March 31, 2023	191
Change in fair value and expense recognized for service period rendered	4
Balance as of June 30, 2023	$195

Balance as of December 31, 2021	$424
Change in fair value and expense recognized for service period rendered	106
Balance as of March 31, 2022	530
Change in fair value and expense recognized for service period rendered	(141)
Balance as of June 30, 2022	$389

6.    Property and Equipment, Net
Property and equipment consists of the following:

	As of
	June 30, 2023	December 31, 2022
Computer equipment	$11,109	$11,133
Furniture and office equipment	1,832	1,738
Leasehold improvements	911	786
Total property and equipment	13,852	13,657
Less: accumulated depreciation and amortization	(7,318)	(5,581)
Property and equipment, net	$6,534	$8,076
Depreciation and amortization expense related to property and equipment was $957 and $1,795 for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense related to property and equipment was $848 and $1,654 for the three and six months ended June 30, 2022, respectively.
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
These convertible note investments are classified as available-for-sale securities. The January 2021 Notes and January 2022 Note are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity dates, and the March 2023 Note is included in other long-term assets. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825, Financial Instruments, and accounting for the entire hybrid instrument at fair value through other income, net. The Company recorded an increase in the fair value of the convertible notes of $246 and $380 for the three and six months ended June 30, 2023, respectively. The Company recorded an increase in the fair value of the convertible notes of $367 and $1,028 for the three and six months ended June 30, 2022, respectively.
With respect to its investments in these convertible debt securities, the Company has a variable interest in the issuers of these securities, which are variable interest entities. After evaluation of the relationship between the Company and these variable interest entities, the Company determined not to consolidate these variable interest entities’ results for the three and six months ended June 30, 2023 or 2022. Significant judgments included the determination that these variable interest entities lacked sufficient equity at risk to finance activities without additional subordinated support, and that the Company was not the primary beneficiary of the variable interest entities given the Company’s variable interests do not constitute a controlling financial interest.

8.    Net Loss Per Share
For the three and six months ended June 30, 2023 and 2022, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share as its effect would have been anti-dilutive due to the net losses incurred for the periods.
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options outstanding	8,619,112	7,089,833	8,619,112	7,089,833
Unvested RSAs, RSUs, and PSUs	2,783,782	1,444,694	2,783,782	366,961
	11,402,894	8,534,527	11,402,894	7,456,794
For the three and six months ended June 30, 2023 1,077,726 shares of Class A common stock potentially issuable under PSU awards were excluded from the table above, respectively. For the three and six months ended June 30, 2022, 1,395,596 shares of Class A common stock potentially issuable under PSU awards were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. See Note 15 “Stock-Based Compensation” for additional information regarding the Company’s PSU awards.

9.    Acquisitions, Intangible Assets, and Goodwill
Acquisitions
Traffic Think Tank
On February 23, 2023, the Company completed a purchase agreement with Rank, LLC (“Traffic Think Tank”), acquiring certain intangible assets of Traffic Think Tank’s assets for total cash consideration of $1,800, of which $360 will be paid in 12 months (the “12-month holdback amount”) and $360 will be paid in 18 months (the “18-month holdback amount”). The remaining consideration was paid upon closing. The 12-month holdback amount and 18-month holdback amount are recorded in other current liabilities and other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheet as of June 30, 2023. The primary purpose of the acquisition was to acquire valuable brand and content related to Traffic Think Tank’s SEO community and courses.

The Company has accounted for this transaction as a business combination under the acquisition method. The Company allocated $594 to the acquired intangible assets and the remaining purchase price was allocated to goodwill. The identifiable intangible assets consisted of trade names, content, and customer relationships, which the Company amortizes over the assets useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired trade name, content, and customer relationships of six years, four years, and five years, respectively. Aggregate acquisition-related costs associated with this business combination were not material for the three and six months ended June 30, 2023, and were included in general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.
This business combination did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.

Kompyte
On March 14, 2022, the Company completed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were not material for the three and six months ended June 30, 2022, and were included in general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.
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
Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of June 30, 2023
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.4	$4,071	$(1,128)	$2,943
Trade name	4.2	4,038	(1,021)	3,017
Content	2.7	2,183	(733)	1,450
Customer relationships	2.3	744	(269)	475
Capitalized internal-use software	2.8	6,047	(1,723)	4,324
Total as of June 30, 2023		$17,083	$(4,874)	$12,209

	As of December 31, 2022
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.8	$4,007	$(765)	$3,242
Trade name	4.6	3,810	(656)	3,154
Content	3.1	1,958	(471)	1,487
Customer relationships	2.3	600	(159)	441
Capitalized internal-use software	2.6	3,415	(1,453)	1,962
Total as of December 31, 2022		$13,790	$(3,504)	$10,286

During the three and six months ended June 30, 2023, the Company capitalized $1,574 and $2,630, respectively, of software development costs, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $143 and $270, respectively. During the three and six months ended June 30, 2022, the Company capitalized $165 and $782, respectively, of software development costs, and recorded amortization expense associated with its capitalized software development costs of $203 and $334, respectively.
Amortization expense for acquired intangible assets was $548 and $1,070 for the three and six months ended June 30, 2023, respectively. Amortization expense for acquired intangible assets was $528 and $811 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, future amortization expense is expected to be as follows:

Amount
Remainder of 2023	$1,887
2024	2,480
2025	2,220
2026	1,523
2027 and thereafter	4,099
Total	$12,209
Goodwill
The changes in the carrying value of goodwill during the six months ended June 30, 2023 were as follows:

Amount
Balance as of January 1, 2023	$6,529
Traffic Think Tank acquisition	1,206
Foreign currency translation adjustment	118
Balance as of June 30, 2023	$7,853

10.    Exit Costs
Commencing in March 2022, the Company began to exit its operations in Russia and relocate employees. As of June 30, 2023, the Company had substantially completed its relocation efforts. All costs associated with the Company’s exit activities are included in the unaudited condensed consolidated statements of operations in its income from continuing operations under the line item, Exit Costs.
During the three and six months ended June 30, 2023, the Company incurred exit costs of $309 and $1,292, respectively, related to relocation efforts. During the three and six months ended June 30, 2022, the Company incurred exit costs of $3,485.

11.    Accrued expenses
Accrued expenses consist of the following:

	As of
	June 30, 2023	December 31, 2022
Employee compensation	$5,090	$5,083
Income taxes payable	1,717	1,090
Other taxes payable	7,750	10,101
Vacation reserves	1,705	1,372
Other	207	201
Total accrued expenses	$16,469	$17,847

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
On June 30, 2023, the Company entered into an amendment to the credit agreement to transition the interest rate, effective immediately, from LIBOR to the Secure Overnight Financing Rate (“SOFR”) plus a spread adjustment, to replace the LIBOR-based interest rate benchmark provisions with customary SOFR-based interest rate benchmark provisions (LIBOR or SOFR, as applicable, the “Applicable Benchmark Rate”). Borrowings under the credit facility bear interest at the Company’s option at (i) the Applicable Benchmark Rate, subject to a 0.50% floor, plus a credit spread adjustment margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For Applicable Benchmark Rate borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). The Company is also required to pay a 0.25% per annum fee on undrawn amounts under the Company’s revolving credit facility, payable quarterly in arrears.
As of June 30, 2023, the Company had not drawn on this revolving credit facility. For the three and six months ended June 30, 2023, the Company incurred $30 and $69 in interest expense, respectively, relating to this credit facility. For the three and six months ended June 30, 2022, the Company incurred $106 and $187 in interest expense, respectively, relating to this credit facility.

13.    Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three and six months ended June 30, 2023, the Company recorded provisions for income taxes of $869 and $1,666, respectively. For the three and six months ended June 30, 2022, the Company recorded provisions for income taxes of $739 and $879, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 differs from the U.S. statutory rate primarily due to the impact of earnings in foreign jurisdictions and the impact of a requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. The Company’s effective tax rate for the six months ended June 30, 2022 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against its net deferred tax assets.
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

14.    Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of June 30, 2023, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	8,619,112
Options reserved for future issuance	8,014,405
Restricted stock outstanding	53,331
Restricted stock units and performance stock units outstanding	3,808,177
Total authorized shares of common stock reserved for future issuance	20,495,025
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

The Company has recorded stock-based compensation expense of $3,765 and $6,561 during the three and six months ended June 30, 2023, respectively, and recorded $2,204 and $3,136 during the three and six months ended June 30, 2022, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$32	$21	$49	$32
Sales and marketing	840	277	1,368	410
Research and development	542	358	885	507
General and administrative	2,351	1,548	4,259	2,187
Total stock-based compensation	$3,765	$2,204	$6,561	$3,136
As of June 30, 2023, there was $21,130 and $852 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan and 2019 Plan, respectively, which is expected to be recognized over a weighted-average period of 3.36 and 1.40 years, respectively. As of June 30, 2023, there was $24,396 of unrecognized compensation cost related to unvested restricted stock unit awards granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 3.08 years. For unvested performance stock units, these awards were granted with four-year vesting terms for which the probability of vesting achievement is assessed at each reporting period.
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

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	63.0%	52.9%	63.2%	52.9%
Weighted-average risk-free interest rate	3.48%	2.57%	3.70%	2.52%
Expected dividend yield	—	—	—	—
Expected life – in years	6	6	6	6
A summary of the Company’s option activity as of June 30, 2023, which all occurred under the 2019 Plan and the 2021 Plan, and changes during the six months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	6,865,265	$4.82	7.68
Granted	2,503,932	9.14
Exercised	(672,094)	0.48
Forfeited	(77,991)	5.87
Outstanding at June 30, 2023	8,619,112	6.38	8.00
Options exercisable at June 30, 2023	4,412,281	2.97	6.77
The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2023 was $5.84 and $5.56 per share, respectively. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2022 was $6.22 and $6.31 per share, respectively. Tax benefits of $(10) and $43 were realized from options during the three and six months ended June 30, 2023, respectively. No tax benefits were realized from options during the three and six months ended June 30, 2022.
The aggregate intrinsic value of options outstanding as of June 30, 2023 and December 31, 2022 was $34,440 and $32,721, respectively.
The aggregate intrinsic value for options exercised during the three and six months ended June 30, 2023 was $4,694 and $5,402, respectively. The aggregate intrinsic value for options exercised during the three and six months ended June 30, 2022 was $1,231 and $3,386, respectively.
The aggregate intrinsic value for options exercisable as of June 30, 2023 and December 31, 2022 was $31,352 and $27,919, respectively.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2023 and December 31, 2022, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of June 30, 2023, 103,521 shares have vested in connection with this Restricted Stock Issuance.

During the three and six months ended June 30, 2023, the Company granted to employees RSUs for 1,317,123 and 1,840,417 shares of Class A common stock under the 2021 Plan, respectively. During the three and six months ended June 30, 2022, the Company granted to employees RSUs for 799,487 and 989,929 shares of Class A common stock under the 2021 Plan, respectively. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense related to the RSUs of $2,050 and $3,241, respectively. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense related to the RSUs of $913 and $1,191, respectively.
A summary of RSU activity under the Company’s 2021 Plan for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,269,743	$11.97	$15,194
Granted	1,840,417	9.05	16,656
Vested	(331,251)	11.96	3,962
Forfeited	(48,458)	13.76	667
Unvested balance as of June 30, 2023	2,730,451	$10.00	$27,305
During the three and six months ended June 30, 2023, the Company did not grant employees PSUs. During the three and six months ended June 30, 2022, the Company granted to employees PSUs for 894,709 and 1,395,596 shares of Class A common stock under the 2021 Plan, respectively.
The Company records stock-based compensation expense related to the PSUs when it is probable that the underlying performance conditions will be recognized. During the year ended December 31, 2022, the Company granted two sets of PSU grants; executives and acquisition-related. The acquisition-related PSUs contained a market component. These awards were deemed probable of partial achievement by the Company as of June 30, 2023. The executive grants were not probable of achievement as of June 30, 2023.
During the three and six months ended June 30, 2023, $26 and $50 of expense was recognized in connection with a portion of the acquisition-related PSU awards, respectively. However, the remaining acquisition-related PSU awards were not probable of achievement as of June 30, 2023. During the three and six months ended June 30, 2022, $134 and $140 of expense was recognized in connection with a portion of the acquisition-related PSU awards, respectively. For PSU grants that have only service and performance conditions, the Company measures these awards at the fair value of its Class A common stock on the grant dates. For PSU grants that incorporate a market condition, only the market condition is reflected in the estimated fair value on the grant dates. The Company determined the fair value of the acquisition-related PSU awards using a binomial valuation method.
A summary of PSU activity under the Company’s 2021 Plan for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,283,620	$11.22	$14,402
Granted	—	—	—
Vested	(5,226)	10.05	53
Forfeited	(200,668)	11.96	2,400
Unvested balance at June 30, 2023	1,077,726	$11.61	$12,512

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition. The compensation expense attributable to the acquisition-based PSU awards was estimated based on a Monte Carlo simulation model, which applied the following key assumptions:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Risk-free interest rate	2.07%	2.07%
Volatility	70.00%	70.00%
Dividend Yield	—%	—%
Term (years)	4.13	4.13
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
The first service period of the ESPP began on September 1, 2021, the second service period of the ESPP began on March 1, 2022, and the third service period of the ESPP began on September 1, 2022. The Company recognized $33 in stock-based compensation expense related to these service periods for the six months ended June 30, 2023. The Company recognized $41 and $122 in stock-based compensation expense related to these service periods for the three and six months ended June 30, 2022, respectively. On February 28, 2023, the Company issued 38,879 shares of its Class A common stock to its employees under its ESPP for the service period then ended. The ESPP program was discontinued after the last purchase on February 28, 2023. The Company did not recognize any stock-based compensation expense related to these service periods for the three months ended June 30, 2023.

16.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers through March 31, 2026. As of June 30, 2023, future commitments for data services are as follows:

As of June 30, 2023
Remainder of 2023	4,468
2024	10,473
2025	11,288
2026	3,008
Total	$29,237
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2023, the Company has not incurred any costs for the above guarantees and indemnities.
17.    Components of Other Income, Net
The components of other income, net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency exchange loss	$—	$(138)	(638)	(616)
Other income, net	2,919	849	5,262	1,486
Total other income, net	$2,919	$711	$4,624	$870
18.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three and six months ended June 30, 2023, the Company made matching contributions of $339 and $647, respectively, to the 401(k) Plan. For the three and six months ended June 30, 2022, the Company made matching contributions of $(72) and $438, respectively, to the 401(k) Plan.
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
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
United States	$34,797	$28,830	$69,544	$54,652
United Kingdom	7,278	6,356	14,285	12,233
Other	32,618	27,424	61,734	52,853
Total revenue	$74,693	$62,610	$145,563	$119,738
Property and equipment, net by geographic location consists of the following:

	As of
	June 30, 2023	December 31, 2022
Property and equipment, net:
United States	$4,459	$6,025
Spain	850	832
Czech Republic	389	442
Other	836	777
Total assets	$6,534	$8,076

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
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating combined revenues of $42.1 million and $83.8 million for the three and six months ended June 30, 2023, respectively, and $35.2 million and $66.9 million for the three and six months ended June 30, 2022, respectively.
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

Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless canceled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them. As of June 30, 2023, we had more than 104,000 paying customers, accounting for $302.4 million in ARR, an increase from 91,000 paying customers accounting for $252.5 million in ARR as of June 30, 2022 (calculated using the current definition of ARR as described in this paragraph).
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
Retaining and Expanding Sales to Our Existing Customers
We serve a diverse customer base across a variety of sizes and industries that is focused on maximizing their online visibility. We believe there is significant opportunity to expand within our existing customer base as customers often initially purchase our entry-level subscription, which offers lower usage limits and limited user licenses, as well as fewer features. We have demonstrated the ability to expand contract values with our existing customers as they use our products and recognize the critical nature of our platform and often seek premium offerings through incremental usage, features, add-ons, and additional user licenses.
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of June 30, 2023 and December 31, 2022 was approximately 112% and 118%, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of June 30, 2023 and June 30, 2022 was $2,904 and $2,767, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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
Free cash flow and free cash flow margin
We define free cash flow, a non-GAAP financial measure, as net cash (used in) provided by operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by total revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allow us to better understand the cash needs of our business. While we believe that free cash flow and free cash flow margin are useful in evaluating our business, free cash flow and free cash flow margin are each a non-GAAP financial measure that have limitations as an analytical tool, and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash (used in) provided by operating activities in accordance with GAAP. The utility of each of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as tool for comparison. A summary of our cash flows from operating, investing, and financing activities is provided below. We recommend that you review the reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash (used in) provided by operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, provided below, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Six Months Ended June 30, (in thousands)
	2023	2022
Net cash (used in) provided by operating activities	$(9,923)	$589
Net cash used in investing activities	(45,088)	(19,573)
Net cash used in financing activities	(643)	(251)
Effect of exchange rate changes on cash and cash equivalents	(39)	(1,513)
Net decrease in cash, cash equivalents and restricted cash	$(55,693)	$(20,748)

	Six Months Ended June 30, (in thousands)
	2023	2022
Net cash (used in) provided by operating activities	$(9,923)	$589
Purchases of property and equipment	(957)	(2,798)
Capitalization of internal-use software costs	(323)	(2,000)
Free cash flow	$(11,203)	$(4,209)

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities (as a percentage of revenue)	(13.3)%	0.9%
Purchases of property and equipment (as a percentage of revenue)	(1.3)%	(4.5)%
Capitalization of internal-use software costs (as a percentage of revenue)	(0.4)%	(3.2)%
Free cash flow margin	(15.0)%	(6.7)%
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
As of June 30, 2023, we served over 104,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three and six months ended June 30, 2023, no single customer accounted for more than 10% of our revenue.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform, acquiring data, merchant account fees, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team, and our customer success team. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, data acquisition costs, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions. We allocate overhead costs, such as rent and facility costs, certain information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

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
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate, with the exception of Russia where the U.S. dollar was the functional currency in 2022. For the three and six months ended June 30, 2023, the functional currencies of our international locations were the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
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
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. Our tax expense for the three and six months ended June 30, 2023 primarily relates to the tax provision recorded on the earnings of our profitable foreign subsidiaries and the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. Our tax expense for the three and six months ended June 30, 2022 primarily relates to income earned in certain foreign jurisdictions.

Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2023	2022	2023	2022
Revenue	$74,693	$62,610	$145,563	$119,738
Cost of revenue (1)	12,972	12,598	25,611	24,185
Gross profit	61,721	50,012	119,952	95,553
Operating expenses
Sales and marketing (1)	30,237	30,894	65,733	56,724
Research and development (1)	14,116	9,671	27,996	17,809
General and administrative (1)	19,388	14,218	38,028	28,381
Exit costs	309	3,485	1,292	3,485
Total operating expenses	64,050	58,268	133,049	106,399
Loss from operations	(2,329)	(8,256)	(13,097)	(10,846)
Other income, net	2,919	711	4,624	870
Income (loss) before income taxes	590	(7,545)	(8,473)	(9,976)
Provision for income taxes	869	739	1,666	879
Net loss	$(279)	$(8,284)	$(10,139)	$(10,855)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$32	$21	$49	$32
Sales and marketing	840	277	1,368	410
Research and development	542	358	885	507
General and administrative	2,351	1,548	4,259	2,187
Total stock-based compensation	$3,765	$2,204	$6,561	$3,136

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	17%	20%	18%	20%
Gross profit	83%	80%	82%	80%
Operating expenses
Sales and marketing	40%	49%	45%	47%
Research and development	19%	15%	19%	15%
General and administrative	26%	23%	26%	24%
Exit costs	—%	6%	1%	3%
Total operating expenses	85%	93%	91%	89%
Loss from operations	(3)%	(13)%	(9)%	(9)%
Other income, net	4%	1%	3%	1%
Income (loss) before income taxes	1%	(12)%	(6)%	(8)%
Provision for income taxes	1%	1%	1%	1%
Net loss	—%	(13)%	(7)%	(9)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue
Our revenue during the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$74,693	$62,610	$12,083	19%	$145,563	$119,738	$25,825	22%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from 91,000 as of June 30, 2022 to over 104,000 as of June 30, 2023. The increases in revenue for the three and six months ended June 30, 2023 were also driven by growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
United States	$34,797	$28,830	$69,544	$54,652
United Kingdom	7,278	6,356	14,285	12,233
Other	32,618	27,424	61,734	52,853
Total revenue	$74,693	$62,610	$145,563	$119,738

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$74,693	$62,610	$12,083	19%	$145,563	$119,738	$25,825	22%
Cost of revenue	$12,972	$12,598	$374	3%	$25,611	$24,185	$1,426	6%
Gross profit	$61,721	$50,012	$11,709	23%	$119,952	$95,553	$24,399	26%
Gross margin	83%	80%			82%	80%

For the three months ended June 30, 2023, cost of revenue increased by $0.4 million compared to the corresponding period of the prior year. This increase is primarily driven by a $0.7 million increase in integration and data costs incurred related to new products and customer growth. This increase was partially offset by a $0.2 million decrease in hosting fees as a result of the relocation of data centers during the prior year.
For the six months ended June 30, 2023, cost of revenue increased by $1.4 million compared to the corresponding period of the prior year. This increase is primarily due to a $1.4 million increase to integration and data costs related to new products and customer growth.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$30,237	$30,894	$(657)	(2)%	$65,733	$56,724	$9,009	16%
Percentage of total revenue	40%	49%			45%	47%

The change in sales and marketing expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Change
	(in thousands)
Personnel costs	$6,039	$11,591
Marketing and advertising expense	$(5,328)	$(2,348)
Other	$(1,368)	$(234)
Sales and marketing	$(657)	$9,009
For the three months ended June 30, 2023, sales and marketing expense decreased by $0.7 million compared to the corresponding period of the prior year. This decrease was primarily driven by a $5.3 million decrease in marketing and advertising expense. It was also driven by a $1.4 million decrease to other sales and marketing costs. These decreases were partially offset by a $6.0 million increase in personnel costs, which includes a $0.6 million increase in stock-based compensation, due to a 27% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the three months ended June 30, 2023, compared to the corresponding period of the prior year.
For the six months ended June 30, 2023, sales and marketing expense increased by $9.0 million compared to the corresponding period of the prior year. This increase was partially driven by an increase in personnel costs, which includes a $1.0 million increase in stock-based compensation, due to a 33% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. Personnel costs include the amortization of capitalized commission costs, which increased in the six months ended June 30, 2023, compared to the corresponding period of the prior year. This increase was partially offset by a decrease to marketing and advertising expense.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$14,116	$9,671	$4,445	46%	$27,996	$17,809	$10,187	57%
Percentage of total revenue	19%	15%			19%	15%

For the three months ended June 30, 2023, research and development costs increased by $4.4 million compared to the corresponding period of the prior year, primarily as a result of a 16% increase in headcount compared to the corresponding period of the prior year, and increased compensation costs associated with the relocation of many research and development employees to higher cost countries.
For the six months ended June 30, 2023, research and development costs increased by $10.2 million compared to the corresponding period of the prior year, primarily as a result of a 21% increase in headcount compared to the corresponding period of the prior year, and increased compensation costs associated with the relocation of many research and development employees to higher cost countries.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$19,388	$14,218	$5,170	36%	$38,028	$28,381	$9,647	34%
Percentage of total revenue	26%	23%			26%	24%

The increase in general and administrative expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Change
	(in thousands)
Personnel costs	$5,069	$7,826
Professional services	(196)	$1,475
Other	297	$346
General and administrative	$5,170	$9,647
For the three months ended June 30, 2023, general and administrative expense increased by $5.2 million compared to the corresponding period of the prior year. This increase was primarily driven by a $5.1 million increase in personnel costs, which includes a $0.8 million increase in stock-based compensation, relating to a 10% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. It was also driven by increased compensation costs associated with the relocation of many employees to higher cost countries.
For the six months ended June 30, 2023, general and administrative expense increased by $9.6 million compared to the corresponding period of the prior year. This increase was primarily driven by a 15% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. It was also driven by a $2.1 million increase in stock-based compensation compared to the corresponding period of the prior year applicable to these teams, and increased compensation costs associated with the relocation of many employees to higher cost countries. Professional services increases are related to our company growth and the higher costs associated with being a public company.
Exit Costs
All costs associated with our relocation efforts are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs, and other associated relocation costs.
During the three and six months ended June 30, 2023, exit costs totaled $0.3 million and $1.3 million, respectively, related to our relocation efforts. During the three and six months ended June 30, 2022 exit costs totaled $3.5 million related to our relocation efforts.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$2,919	$711	$2,208	n/a	$4,624	$870	$3,754	n/a
Percentage of total revenue	4%	1%			3%	1%

The increase in other income for the three and six months ended June 30, 2023 compared to the corresponding period of the prior year was primarily due to an increase in interest income.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$869	$739	$130	18%	$1,666	$879	$787	90%
Percentage of total revenue	1%	1%			1%	1%
The increase in the provision for income taxes for the three and six months ended June 30, 2023 compared to the corresponding period of the prior year was primarily due to the effects of changes in the jurisdictional mix of earnings, the tax provision recorded on the earnings of our profitable foreign subsidiaries, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
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
As of June 30, 2023, we had cash and cash equivalents of $24.1 million, short-term investments of $199.7 million, and accounts receivable of $4.3 million.
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
As of June 30, 2023, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility.
All of our obligations under our credit facility will be guaranteed by our future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
Borrowings under our credit facility bear interest at our option at (i) the Applicable Benchmark Rate, subject to a 0.50% floor, plus a credit spread adjustment and a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For Applicable Benchmark Rate borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of June 30, 2023, we had not drawn on this revolving credit facility or the letter of credit.
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing and product and development departments, and hosting costs.
Net cash used in operating activities during the six months ended June 30, 2023 was $9.9 million as compared to the $0.6 million provided by operating activities during the six months ended June 30, 2022. The activity resulted from a net loss of $10.1 million adjusted for non-cash add backs of $13.7 million and a net cash outflow of $13.5 million from changes in operating assets and liabilities during the six months ended June 30, 2023. Non-cash charges primarily consisted of $4.9 million for amortization of deferred contract acquisition costs related to capitalized commissions, $3.1 million of depreciation and amortization expense, and $6.6 million of stock-based compensation expense. The changes in operating assets and liabilities were primarily the result of a $5.2 million decrease in accounts payable and a $5.8 million increase in deferred contract costs. These outflows were partially offset by a $7.0 million increase in deferred revenue due to the addition of new customers and expansion of the business.

Net cash provided by operating activities during the six months ended June 30, 2022 was $0.6 million, which resulted from a net loss of $10.9 million adjusted for non-cash charges of $11.3 million and a net cash inflow of $0.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.8 million for amortization of deferred contract acquisition costs related to capitalized commissions, $4.2 million of depreciation and amortization expense, and $3.1 million of stock-based compensation expense. The changes in operating assets and liabilities were primarily the result of a $7.2 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $4.8 million increase in accrued expenses, and a $0.1 million decrease in accounts receivable. These inflows were partially offset by a $6.0 million increase in deferred contract costs, a $2.7 million decrease in accounts payable, and a $4.9 million increase in prepaid expenses and other current assets.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $45.1 million and primarily consisted of $172.7 million in purchases of short-term investments. This activity was partially offset by $132.7 million in proceeds from sales and maturities of short-term investments.
Net cash used in investing activities for the six months ended June 30, 2022 was $19.6 million and primarily consisted of $14.0 million in cash paid for the acquisition of businesses, $2.8 million in purchases of property and equipment, and $2.0 million in purchases of convertible debt securities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $0.6 million and consisted of $1.2 million of cash outflows related to the payment of finance leases partially offset by inflows of $0.3 million related to proceeds from shares issued in connection with the Employee Stock Purchase Plan as well as $0.3 million relating to the exercise of stock options.
Net cash used in financing activities for the six months ended June 30, 2022 was $0.3 million and consisted of cash outflows of $1.4 million relating to payments on capital leases, partially offset by $1.2 million of cash inflows relating to the exercise of stock options.
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
Our critical accounting policies and estimates are described under the heading Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 2 “Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of June 30, 2023 we had cash, cash equivalents, and short-term investments of $223.8 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe with expenses in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $3.5 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.

We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of June 30, 2023. As disclosed under Part II Item 1A. Risk Factors, in connection with the preparation of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2022, we identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the cash disbursement process. Specifically, we identified deficiencies in the design and operation of internal controls over the period-end recognition and cutoff for certain expenses.
Notwithstanding the identified material weaknesses, our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
During 2022 and through the second quarter of 2023, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate the material weaknesses identified above. These efforts include:
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
We believe significant progress was made during 2022 and through the second quarter of 2023 to enhance and strengthen our internal control over financial reporting. However, management has concluded that the material weaknesses were not fully remediated as of June 30, 2023.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the ultimate costs to resolve any pending matter will not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
The market for our products is fragmented, rapidly evolving, and highly competitive. Our all-in-one SaaS platform competes with software products and solutions that are focused on a particular customer need, or point solutions. For example, we compete with point solutions for search advertising and search engine optimization (“SEO”), marketing analytics and social media management (“SMM”), market intelligence, and digital public relations software. Our ability to attract and retain free and paying customers depends in part on the actual and perceived quality and design of our platform, products, and add-ons compared to competitive point solutions and continued market acceptance of our platform, products, and add-ons for existing and new use-cases. To remain competitive and to acquire new customers, we must deliver features and functionality that enhance the utility and perceived value of our platform, products, and add-ons to our prospective and existing customers. Our platform, products, and add-ons must (i) operate without the presence of material software defects, whether actual or perceived, (ii) maintain deep and rich data sources, (iii) adapt to the changing needs of our current and prospective customers including by developing new technology, (iv) adapt to changing functionality and provide interoperability with third-party APIs, (v) maintain and develop integrations with complementary third-party services that provide value to our customers, (vi) be easy to use and visually pleasing, (vii) deliver rapid return on investment to our customers across multiple functions within their organizations, and (viii) be delivered with a superior customer support experience. We may not be successful in delivering on some or all of the foregoing or in doing so while maintaining competitive pricing, which could result in customer dissatisfaction leading to termination or downgrades of premium subscriptions, fewer new free customers, fewer subscription upgrades or lower dollar-based net revenue retention rates, prospective customers’ selection of our competitors’ products over our own, and other adverse effects on our business.
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
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we do not know if we will be able to achieve or sustain profitability in the future. We incurred a net loss of $0.3 million for the six months ended June 30, 2023 and net losses of $3.3 million and $33.8 million for the years ended December 31, 2021 and 2022, respectively. We had an accumulated deficit of $83.1 million as of June 30, 2023. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.

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
Additionally, search engines, social networking sites, third-party artificial intelligence services and other third-party services typically have terms of service, guidelines, and other policies to which its users are contractually obligated to adhere. For example, Google’s Gmail offering has a spam and abuse policy that prohibits sending spam, distributing viruses, or otherwise abusing the service. Prowly and our email distribution tool enable our customers to send emails to their desired recipients, such as journalists and bloggers. Our email distribution tool relies on a DMARC integration which enables our customers to send emails using our platform as if they were sending emails directly from their email provider, and our Prowly product involves emails initiated by customers over Prowly servers. Our customers’ actions using either the link building tool or Prowly could be flagged under Google’s spam and abuse policy or in the future such actions may be prohibited by subsequent changes to Google’s policies. Any change to the policies of the third-party services with which our products, tools, and add-ons integrate or interact, or with which our products are intended to be used, including any anti-spam policies, or any actions taken by these third-party service providers under their policies could adversely impact the efficacy and perceived value of our products, tools, and add-ons, and as a result, our business may be harmed.

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
The use of both social media and artificial intelligence platforms, such as ChatGPT, throughout the world is pervasive and growing. The social media industry has experienced, and is likely to continue to experience, rapid change due to the evolving trends, tastes and preferences of users. Likewise, we expect to see continued and rapid growth of chatbot platforms that leverage the use of artificial intelligence and could result in lower demand for traditional search engine technologies. If consumers widely adopt new social media networks and artificial intelligence platforms, we will need to develop integrations and functionality related to these new networks and platforms. These development efforts may require significant compliance, research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and artificial intelligence platforms may not provide us with sufficient access to data from their networks and platforms, preventing us from building effective integrations with our platform and products. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we would obtain integrations or functionality, unfavorable. Any failure of our products to operate effectively with the social media networks used most frequently by consumers, or emerging artificial intelligence platforms, could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products and aspects of our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.
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
We believe that we take reasonable steps to protect the security, confidentiality, integrity, and availability of the information we and our third-party service providers hold, but there is no guarantee that despite our efforts, inadvertent disclosure (such as may arise from software bugs or other technical malfunctions, employee error or malfeasance, improper use of third-party artificial intelligence services, or other factors) or unauthorized access, acquisition, disclosure or loss of personal or other confidential information will not occur or that third parties will not gain unauthorized access to this information. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks could include the deployment of harmful malware, system-disrupting ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Further, the prevalence of remote work by our employees and those of our third-party service providers creates increased risk that a cybersecurity incident may occur. We have experienced, and may experience in the future, breaches of our security due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. For example, we have been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our systems, including a brute force attack that resulted in access to our affiliate program partner contact information. Since techniques used to conduct malicious cyber activities change frequently, we and our third-party service providers may be unable to anticipate these techniques or to implement adequate measures to prevent or detect them. If our security measures or the security measures of our third-party service providers fail, or if vulnerabilities in our software are exposed and exploited, and, as a result, a third party disrupts the operations of our systems or obtains unauthorized access to any customers’ data, our relationships with our customers may be damaged, and we could incur liability. Further, our customers with annual subscription terms may have the right to terminate their subscriptions before the end of the subscription term due to our uncured material breach of agreement, including with respect to our data security obligations. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that supply chain attacks, including the SolarWinds attack, may have had on our business, these events are complex, difficult to defend against, and of unknown scope, therefore we could face a level of ongoing residual risk of security breaches resulting from this type of events. We may also be subject to additional liability risks for failing to disclose data breaches or other security incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents, such as the California Consumer Privacy Act (“CCPA”) (which is further discussed below in this “Risk Factors” section). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory data breach notification requirements for companies to notify data protection authorities, state and federal agencies, or individuals of data security incidents or personal data breaches. We may also be contractually required to notify certain customers in the event of a security incident pursuant to the applicable customer agreement. These mandatory disclosures regarding a security breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.

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
We have experienced, and expect to continue to experience, rapid growth in our number of customers, sales, revenues, locations, and headcount, which has placed, and may continue to place, significant demands on our management, and our operational and financial resources. We have paying customers in over 148 countries, and the number of our paying customers has grown from over 95,000 as of December 31, 2022 to over 104,000 as of June 30, 2023. We have 13 offices across the globe with personnel dispersed in various other locations, and the continued domestic and international growth that we anticipate will require us to continue to expand our global employee headcount. It may be difficult for us to identify, recruit, train, and manage enough personnel to efficiently scale our operations, manage our product development effectively and to match the growth of our customer base. See the risk factor titled “Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition” in this Item 1A. Risk Factors for more information on the risks posed by a competitive labor market. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing and increasingly dispersed employee base. We are facing novel challenges with respect to integrating new employees in a remote setting and managing multi-geographic teams as a result of shifting our workplace operations to a combination of in-office, hybrid or remote working models, due to the COVID-19 pandemic and certain of our onboarding personnel travelling between our offices to assist with such integration and training. Certain members of our executive management team have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth effectively, our brand and reputation could be negatively affected, which could harm our ability to attract employees and customers.
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
The use of new and evolving technologies, such as artificial intelligence, in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.
We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, Germany, the Netherlands, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom, and Asia. Approximately 53% and 53% of our revenue for the year ended December 31, 2022 and for the six months ended June 30, 2023, respectively, was generated from sales to paying customers located outside the United States including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
•differing employment practices, laws, and labor relations; and
•regional health issues and the impact of public health epidemics and pandemics on employees and the global economy, such as the COVID-19 pandemic.
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

Additionally, new and expanding “Do Not Track” regulations have been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third-party websites.
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
For example, relevant applicable laws and regulations governing the collection, use, disclosure, security or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the CCPA and similar state privacy laws, and state breach notification laws. The CCPA, for example, broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale or sharing of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches involving personal information, which is expected to increase the likelihood of, and risks associated with, data breach litigation. The California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and establishes a state agency vested with the authority to enforce the CCPA. It is not yet fully clear how the CCPA (as amended by the CPRA) will be enforced and how it will be interpreted. Additionally, comprehensive privacy laws akin to the CCPA are in effect in Virginia, Colorado and Connecticut and have been passed and will be coming into force in Montana, Texas, Iowa, Indiana, Tennessee and Utah. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Furthermore, a number of other U.S. states have proposed similar privacy and data protection legislation, and it is quite possible that certain of these proposals will pass. The effects of the CCPA and other similar state or federal laws are potentially significant and may require us to modify our data collection or data processing practices and policies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $7.16 to $32.48 through June 30, 2023. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of June 30, 2023 held in the aggregate 81% of the voting power of our capital stock, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2023, our directors, executive officers, and their affiliates, held in the aggregate 81% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Issuer Purchases of Equity Securities
None.

Item 5. Other Information
On May 15, 2023, Eugene Levin, our President, adopted a trading arrangement for the sale of our Class A common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Levin’s Rule 10b5-1 Trading Plan, which commences on August 11, 2023 and ends on May 30, 2026, provides for the sale of up to 1,102,800 shares of our Class A common stock pursuant to the terms of the plan.
On June 13, 2023, Dmitry Melnikov, a member of our Board of Directors, adopted a Rule 10b5-1 Trading Plan. Mr. Melnikov’s Rule 10b5-1 Trading Plan, which commences on October 22, 2023 and ends on November 30, 2024, provides for the sale of up to 500,000 shares of our Class A common stock pursuant to the terms of the plan.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Class A common stock certificate of the Registrant

10.1*#	Employment Contract, dated as of March 10, 2023, by and between Semrush B.V. and Vitalii Obishchenko

10.2(4)	Amendment No. 3 to Credit Agreement, dated as of June 30, 2023

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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
(4) Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2023, and incorporated herein by reference.
* Filed herewith.
# Indicates management contract or compensatory plan, contract, or agreement.
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

SEMRUSH HOLDINGS, INC.

August 3, 2023	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

August 3, 2023	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)