Form 10-Q
period 2023-09-30
SEMrush Holdings, Inc.
filed 2023-11-01
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of October 27, 2023, there were 119,748,913 shares of the registrant’s Class A Common Stock and 23,482,057 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022	2
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	46
	Part II. Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 5.	Other Information	79
Item 6.	Exhibits	79
	Signatures	82

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

•    our expectations regarding identifying, evaluating, executing, and integrating strategic acquisitions; and
•    the impact of global financial, economic, and political events on our business, industry and supply chain, including health epidemics, such as the COVID-19 pandemic, rising inflation, fluctuating interest rates, and market uncertainty and volatility.
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
•The use of new and evolving technologies, such as artificial intelligence, in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who as of September 30, 2023 held in the aggregate 89% of the voting power of our capital stock, which will limit your ability to influence corporate matters.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$41,189	$79,765
Short-term investments	188,882	157,774
Accounts receivable	5,820	3,559
Deferred contract costs, current portion	8,192	6,974
Prepaid expenses and other current assets	16,403	9,307
Total current assets	260,486	257,379
Property and equipment, net	5,661	8,076
Operating lease right-of-use assets	10,942	12,009
Intangible assets, net	12,901	10,286
Goodwill	7,738	6,529
Deferred contract costs, net of current portion	3,189	2,082
Other long-term assets	1,045	2,329
Total assets	$301,962	$298,690
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,904	$15,495
Accrued expenses	17,923	17,847
Deferred revenue	55,240	49,354
Current portion of operating lease liabilities	3,713	3,694
Other current liabilities	1,878	2,311
Total current liabilities	88,658	88,701
Deferred revenue, net of current portion	405	122
Deferred tax liability	24	11
Operating lease liabilities, net of current portion	7,880	8,929
Other long-term liabilities	226	1,023
Total liabilities	97,193	98,786
Commitments and contingencies (Note 16)
Stockholders' equity
Undesignated preferred stock, $0.00001 par value - 100,000 shares authorized, and no shares issued or outstanding as of September 30, 2023 or December 31, 2022	—	—
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 119,611 shares issued and outstanding as of September 30, 2023; 43,743 shares issued and outstanding as of December 31, 2022	1	—
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 23,482 shares issued and outstanding as of September 30, 2023; 97,897 shares issued and 97,844 outstanding as of December 31, 2022	—	1
Additional paid-in capital	285,831	274,057
Accumulated other comprehensive loss	(2,191)	(1,206)
Accumulated deficit	(78,872)	(72,948)
Total stockholders’ equity	204,769	199,904
Total liabilities and stockholders' equity	$301,962	$298,690
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$78,718	$65,793	$224,281	$185,531
Cost of revenue	13,032	12,405	38,643	36,590
Gross profit	65,686	53,388	185,638	148,941
Operating expenses
Sales and marketing	30,094	30,569	95,827	87,293
Research and development	14,075	10,134	42,071	27,943
General and administrative	18,769	17,007	56,797	45,388
Exit costs	—	5,932	1,292	9,417
Total operating expenses	62,938	63,642	195,987	170,041
Income (loss) from operations	2,748	(10,254)	(10,349)	(21,100)
Other income, net	2,104	1,483	6,728	2,353
Income (loss) before income taxes	4,852	(8,771)	(3,621)	(18,747)
Provision for income taxes	637	321	2,303	1,200
Net income (loss)	$4,215	$(9,092)	$(5,924)	$(19,947)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.06)	$(0.04)	$(0.14)
Diluted	$0.03	$(0.06)	$(0.04)	$(0.14)
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	142,837	141,256	142,247	141,034
Diluted	146,271	141,256	142,247	141,034

Net income (loss)	$4,215	$(9,092)	$(5,924)	$(19,947)
Other comprehensive income (loss)
Foreign currency translation adjustments	(51)	(109)	193	(1,230)
Unrealized gain (loss) on investments	64	—	(1,179)	—
Comprehensive income (loss)	$4,228	$(9,201)	$(6,910)	$(21,177)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	31,841,061	$—	108,870,126	$1	$264,871	$(230)	$(39,100)	$225,542
Conversion of Class B Common Stock to Class A Common Stock	10,842,862	—	(10,842,862)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	197,828	—	—	—	924	—	—	924
Issuance of common stock in connection with Employee Stock Purchase Plan	39,516	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	14,625	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	932	—	—	932
Cumulative translation adjustment	—	—	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	—	—	(2,571)	(2,571)
Balances at March 31, 2022	42,935,892	—	98,027,264	1	266,727	(494)	(41,671)	224,563
Conversion of Class B Common Stock to Class A Common Stock	156,600	—	(156,600)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	143,667	—	—	—	270	—	—	270
Issuance of common stock upon vesting of restricted stock units	25,024	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,204	—	—	2,204
Cumulative translation adjustment	—	—	—	—	—	(857)	—	(857)
Net loss	—	—	—	—	—	—	(8,284)	(8,284)
Balances at June 30, 2022	43,261,183	—	97,870,664	1	269,201	(1,351)	(49,955)	217,896
Conversion of Class B Common Stock to Class A Common Stock	57,749	—	(57,749)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	264,455	—	—	—	345	—	—	345
Issuance of common stock in connection with Employee Stock Purchase Plan	25,240	—	—	—	257	—	—	257
Issuance of common stock upon vesting of restricted stock units	6,426	—	51,759	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,980	—	—	1,980
Cumulative translation adjustment	—	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	—	(9,092)	(9,092)
Balances at September 30, 2022	43,615,053	$—	97,864,674	$1	$271,783	$(1,460)	$(59,047)	$211,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	43,743,174	$—	97,843,570	$1	$274,057	$(1,206)	$(72,948)	$199,904
Conversion of Class B Common Stock to Class A Common Stock	74,239,844	1	(74,239,844)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	88,957	—	—	—	67	—	—	67
Issuance of common stock in connection with Employee Stock Purchase Plan	38,879	—	—	—	264	—	—	264
Issuance of common stock upon vesting of restricted stock units	71,557	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,796	—	—	2,796
Cumulative translation adjustment	—	—	—	—	—	365	—	365
Unrealized loss on investments	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(9,860)	(9,860)
Balances at March 31, 2023	118,182,411	1	23,603,726	—	277,184	(924)	(82,808)	193,453
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	583,137	—	—	—	235	—	—	235
Issuance of common stock upon vesting of restricted stock units	264,920	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,765	—	—	3,765
Cumulative translation adjustment	—	—	—	—	—	(120)	—	(120)
Unrealized loss on investments	—	—	—	—	—	(1,160)	—	(1,160)
Net loss	—	—	—	—	—	—	(279)	(279)
Balances at June 30, 2023	119,030,468	1	23,603,726	—	281,184	(2,204)	(83,087)	195,894
Conversion of Class B Common Stock to Class A Common Stock	175,000	—	(175,000)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	325,870	—	—	—	444	—	—	444
Issuance of common stock upon vesting of restricted stock units	79,395	—	53,331	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,203	—	—	4,203
Cumulative translation adjustment	—	—	—	—	—	(51)	—	(51)
Unrealized gain on investments	—	—	—	—	—	64	—	64
Net income	—	—	—	—	—	—	4,215	4,215
Balances at September 30, 2023	119,610,733	$1	23,482,057	$—	$285,831	$(2,191)	$(78,872)	$204,769
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net loss	$(5,924)	$(19,947)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	4,807	6,626
Amortization of deferred contract costs	7,510	7,145
Amortization (accretion) of premiums and discounts on investments	(4,667)	—
Non-cash lease expense	2,828	—
Stock-based compensation expense	10,764	5,116
Non-cash interest expense	158	149
Change in fair value of convertible debt securities	(335)	(889)
Deferred taxes	12	290
Loss on disposal of subsidiaries	—	1,738
Other non-cash items	771	—
Changes in operating assets and liabilities
Accounts receivable	(2,261)	(344)
Deferred contract costs	(9,835)	(8,358)
Prepaid expenses and other current assets	(5,411)	(1,395)
Accounts payable	(5,570)	4,824
Accrued expenses	174	(2,772)
Other current liabilities	—	1,562
Deferred revenue	6,198	6,299
Other long-term liabilities	—	(38)
Change in operating lease liability	(2,786)	—
Net cash (used in) provided by operating activities	(3,567)	6
Investing Activities
Purchases of property and equipment	(1,065)	(4,016)
Purchases of short-term investments	(182,381)	—
Proceeds from sales and maturities of short-term investments	154,741	—
Purchases of convertible debt securities	(319)	(2,000)
Capitalization of internal-use software development costs	(3,913)	(1,273)
Cash paid for acquisition of businesses, net of cash acquired	(1,232)	(13,993)
Purchases of other investments	(150)	—
Net cash used in investing activities	(34,319)	(21,282)
Financing Activities
Proceeds from exercise of stock options	746	1,539
Proceeds from issuance of shares in connection with Employee Stock Purchase Plan	264	257
Payment of finance leases	(1,938)	(1,967)
Net cash used in financing activities	(928)	(171)
Effect of exchange rate changes on cash and cash equivalents	238	(1,664)
Decrease in cash, cash equivalents and restricted cash	(38,576)	(23,111)
Cash, cash equivalents and restricted cash, beginning of period	79,765	269,665
Cash, cash equivalents and restricted cash, end of period	$41,189	$246,554
Supplemental cash flow disclosures
Cash paid for interest	$154	$66
Cash paid for income taxes	$1,896	$627
Property and equipment purchases not paid	$3	$—
Acquisition of fixed assets under finance leases	$—	$212
Unrealized loss on short-term investments	$1,179	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2023 and 2022
(in thousands, except share and per share data, unless otherwise noted)
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Revenue Recognition
The Company primarily derives revenue from subscription revenues via the Semrush online visibility management platform and the Prowly public relations platform, which are comprised of subscription fees from customers accessing the Company’s SaaS services and related customer support. For the three and nine months ended September 30, 2023 and 2022, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three and nine months ended September 30, 2023 and 2022.
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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $6,169 as of September 30, 2023 compared to December 31, 2022. During the three and nine months ended September 30, 2023, $28,933 and $45,829 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the three and nine months ended September 30, 2022, $24,123 and $37,188 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2023 was $1,282, of which the Company expects to recognize $877 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2023. For performance obligations not satisfied as of September 30, 2023, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2022. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and recorded as deferred contract costs in the unaudited condensed consolidated balance sheets and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as deferred contract costs, current portion, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).
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
As of September 30, 2023 and December 31, 2022, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended September 30, 2023 and 2022, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of September 30, 2023 and December 31, 2022, due to the short-term nature of these instruments.
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
The foreign currency exchange (loss) gain included in other income, net for the three months ended September 30, 2023 and 2022 was $(291) and $410, respectively. The foreign currency exchange loss included in other income, net for the nine months ended September 30, 2023 and 2022 was $(929) and $(206), respectively.
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2023, comprehensive income (loss) consists of net income (loss), the change in the cumulative foreign currency translation adjustment, and unrealized gain (loss) on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments was not significant for the three and nine months ended September 30, 2023 and 2022.
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
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the specific-identification method. There was no material realized gains or losses on investments for the three and nine months ended September 30, 2023 or 2022.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the unaudited condensed consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the unaudited condensed consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and net loss. For the three and nine months ended September 30, 2023, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.

The following is a summary of cash, cash equivalents and investments as of September 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Cash and cash equivalents	$41,189	$—	$—	$41,189
Investments:
U.S. treasury securities	190,186	—	(1,304)	188,882
Total investments	190,186	—	(1,304)	188,882
Total cash, cash equivalents and investments	$231,375	$—	$(1,304)	$230,071

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Cash and cash equivalents	$79,765	$—	$—	$79,765
Investments:
U.S. treasury securities due in one year or less	153,604	5	(108)	153,501
Corporate Securities due in one year or less	4,295	—	(22)	4,273
Total investments	157,899	5	(130)	157,774
Total cash, cash equivalents and investments	$237,664	$5	$(130)	$237,539

4.    Leases
The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Operating lease cost	$862	$2,531
Short-term lease cost	432	1,231
Variable lease cost	1,271	4,297
Total lease cost	$2,565	$8,059

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Amortization of lease assets	$571	$1,712
Interest on lease liabilities	17	68
Total finance lease cost	$588	$1,780

Weighted-average remaining lease term and discount rate were as follows:

As of September 30,
2023
Weighted-average remaining lease term (in years)
Operating leases	3.3
Finance leases	1.1
Weighted-average discount rate
Operating leases	5.0%
Finance leases	4.3%
Future minimum amounts payable as of September 30, 2023 were as follows:

As of September 30, 2023	Operating Leases	Finance Leases
Remainder of 2023	$986	$399
2024	3,889	866
2025	3,342	194
2026	2,782	—
2027	1,164	—
Thereafter	154	—
Total lease payments	12,317	1,459
Less: imputed interest	(724)	(73)
Total lease liabilities	$11,593	$1,386
As of September 30, 2023 the Company had no additional operating or finance leases that have not yet commenced.
Rent expense related to the Company’s office facilities was $1,293 and $3,762 for the three and nine months ended September 30, 2023, respectively. Rent expense related to the Company’s office facilities was $1,594 and $4,037 for the three and nine months ended September 30, 2022, respectively.

5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$41,189	$—	$—	$41,189
U.S. treasury securities	—	188,882	—	188,882
Convertible debt securities (See Note 7)	—	—	4,304	4,304
Total assets	$41,189	$188,882	$4,304	$234,375

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$36,222	$—	$—	$36,222
U.S. treasury securities	—	153,501	—	153,501
Corporate securities	—	4,273	—	4,273
Convertible debt securities (See Note 7)	—	—	3,652	3,652
Total assets	$36,222	$157,774	$3,652	$197,648

Liabilities:
Contingent consideration	$—	$—	$227	$227
Total liabilities	$—	$—	$227	$227

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
As of September 30, 2023 and December 31, 2022, the Company measured its investments in convertible debt securities (see Note 7) and its contingent consideration associated with the acquisition of Prowly.com sp. Z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3).

Convertible Debt Securities
The Company records its convertible note investments at fair value on the purchase date. The Company determines the fair value of these investments using the Black-Scholes Merton model. Each reporting period thereafter, these investments are revalued and increases or decreases in their fair values are recorded as adjustments to other income, net within the unaudited condensed consolidated statements of operations and comprehensive income (loss) to reflect the gains and losses. Changes in the fair value of these investments can result from changes in the estimated enterprise value of the issuers, the likelihoods and methods of such conversions, and other market factors. Significant judgment is employed in determining the appropriateness of these assumptions as of the purchase date and for each subsequent period. Accordingly, changes in any of the assumptions described above can materially impact the amount of gain or loss the Company records in any given period.
A rollforward of the fair value measurements of the convertible notes for the nine months ended September 30, 2023 and 2022, is as follows:

Balance as of December 31, 2022	$3,652
Additional investment in convertible notes	323
Change in fair value included in other income, net	134
Balance as of March 31, 2023	4,109
Change in fair value included in other income, net	246
Balance as of June 30, 2023	4,355
Change in fair value included in other income, net	(51)
Balance as of September 30, 2023	$4,304

Balance as of December 31, 2021	$500
Additional investment in convertible notes	2,000
Change in fair value included in other income, net	661
Balance as of March 31, 2022	3,161
Change in fair value included in other income, net	367
Balance as of June 30, 2022	3,528
Change in fair value included in other income, net	(139)
Balance as of September 30, 2022	$3,389
Contingent consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair values are recorded as an adjustment to operating expenses within the unaudited condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period.

As of September 30, 2023, the contingent consideration had been paid. The total estimated fair value of the contingent consideration payable was $227 as of December 31, 2022. The following table represents the key inputs used in the fair value calculation:

December 31, 2022
Risk free interest rate	4.72%
Projected year of payment	2023
Revenue volatility	20.1%
Discount rate	9.72%

Changes in the estimated fair value of the contingent consideration payable were recognized over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the nine months ended September 30, 2023 and 2022 is as follows:

Balance as of December 31, 2022	$227
Change in fair value and expense recognized for service period rendered	(36)
Balance as of March 31, 2023	191
Change in fair value and expense recognized for service period rendered	4
Balance as of June 30, 2023	195
Change in fair value and expense recognized for service period rendered	28
Payments made	(223)
Balance as of September 30, 2023	$—

Balance as of December 31, 2021	$424
Change in fair value and expense recognized for service period rendered	106
Balance as of March 31, 2022	530
Change in fair value and expense recognized for service period rendered	(141)
Balance as of June 30, 2022	389
Change in fair value and expense recognized for service period rendered	(149)
Balance as of September 30, 2022	$240

6.    Property and Equipment, Net
Property and equipment consists of the following:

	As of
	September 30, 2023	December 31, 2022
Computer equipment	$11,122	$11,133
Furniture and office equipment	1,823	1,738
Leasehold improvements	885	786
Total property and equipment	13,830	13,657
Less: accumulated depreciation and amortization	(8,169)	(5,581)
Property and equipment, net	$5,661	$8,076
Depreciation and amortization expense related to property and equipment was $961 and $2,755 for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense related to property and equipment was $1,712 and $3,366 for the three and nine months ended September 30, 2022, respectively.
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
These convertible note investments are classified as available-for-sale securities. The January 2021 Notes and the February 2022 Note are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets based on the maturity dates, and the March 2023 Note is included in other long-term assets. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825, Financial Instruments, and accounting for the entire hybrid instrument at fair value through other income, net. The Company recorded a (decrease) increase in the fair value of the convertible notes of $(51) and $335 for the three and nine months ended September 30, 2023, respectively. The Company recorded a (decrease) increase in the fair value of the convertible notes of $(139) and $889 for the three and nine months ended September 30, 2022, respectively.
With respect to its investments in these convertible debt securities, the Company has a variable interest in the issuers of these securities, which are variable interest entities. After evaluation of the relationship between the Company and these variable interest entities, the Company determined not to consolidate these variable interest entities’ results for the three and nine months ended September 30, 2023 or 2022. Significant judgments included the determination that these variable interest entities lacked sufficient equity at risk to finance activities without additional subordinated support, and that the Company was not the primary beneficiary of the variable interest entities given the Company’s variable interests do not constitute a controlling financial interest.

8.    Net Income (Loss) Per Share
For the three and nine months ended September 30, 2022 and for the nine months ended September 30, 2023, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for these periods as its effect would have been anti-dilutive due to the net losses incurred for the periods.
For the three months ended September 30, 2023, dilutive net income per share was calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of Restricted Stock Awards.
The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	2023	2022	2023	2022
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	142,837,120	141,256,000	142,246,586	141,034,000
Dilutive effect of share equivalents resulting from stock options	3,207,854	—	—	—
Dilutive effect of share equivalents resulting from restricted stock awards	225,654	—	—	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	146,270,628	141,256,000	142,246,586	141,034,000
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options outstanding	4,452,615	6,797,943	8,175,646	6,797,943
Unvested RSAs, RSUs, and PSUs	1,779,298	1,249,624	2,635,840	1,249,624
	6,231,913	8,047,567	10,811,486	8,047,567
For the three and nine months ended September 30, 2023, 1,076,538 and 1,077,726 shares of Class A common stock potentially issuable under PSU awards were excluded from the table above, respectively. For the three and nine months ended September 30, 2022, 1,395,596 shares of Class A common stock potentially issuable under PSU awards were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. See Note 15 “Stock-Based Compensation” for additional information regarding the Company’s PSU awards.

9.    Acquisitions, Intangible Assets, and Goodwill
Acquisitions
Traffic Think Tank
On February 23, 2023, the Company completed a purchase agreement with Rank, LLC (“Traffic Think Tank”), acquiring certain intangible assets of Traffic Think Tank for total cash consideration of $1,800, of which $360 will be paid in 12 months (the “12-month holdback amount”) and $360 will be paid in 18 months (the “18-month holdback amount”). The remaining consideration was paid upon closing. The 12-month holdback amount and 18-month holdback amount are recorded in other current liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2023. The primary purpose of the acquisition was to acquire valuable brand and content related to Traffic Think Tank’s SEO community and courses.

The Company has accounted for this transaction as a business combination under the acquisition method. The Company allocated $594 to the acquired intangible assets and the remaining purchase price was allocated to goodwill. This allocation was final as of September 30, 2023. The identifiable intangible assets consisted of trade names, content, and customer relationships, which the Company amortizes over the assets useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired trade name, content, and customer relationships of six years, four years, and five years, respectively. Aggregate acquisition-related costs associated with this business combination were not material for the three and nine months ended September 30, 2023, and were included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
This business combination did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.

Kompyte
On March 14, 2022, the Company completed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were not material for the three and nine months ended September 30, 2022, and were included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
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
Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of September 30, 2023
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.1	$4,009	$(1,267)	$2,742
Trade name	3.9	4,035	(1,210)	2,825
Content	2.5	2,333	(873)	1,460
Customer relationships	2.1	744	(326)	418
Capitalized internal-use software	2.8	7,330	(1,874)	5,456
Total as of September 30, 2023		$18,451	$(5,550)	$12,901

	As of December 31, 2022
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.8	$4,007	$(765)	$3,242
Trade name	4.6	3,810	(656)	3,154
Content	3.1	1,958	(471)	1,487
Customer relationships	2.3	600	(159)	441
Capitalized internal-use software	2.6	3,415	(1,453)	1,962
Total as of December 31, 2022		$13,790	$(3,504)	$10,286

During the three and nine months ended September 30, 2023, the Company capitalized $1,283 and $3,913, respectively, of software development costs, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $151 and $421, respectively. During the three and nine months ended September 30, 2022, the Company capitalized $491 and $1,005, respectively, of software development costs, and recorded amortization expense associated with its capitalized software development costs of $193 and $527, respectively.
Amortization expense for acquired intangible assets was $557 and $1,631 for the three and nine months ended September 30, 2023, respectively. Amortization expense for acquired intangible assets was $528 and $1,345 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, future amortization expense is expected to be as follows:

Amount
Remainder of 2023	$691
2024	2,710
2025	2,412
2026	1,635
2027 and thereafter	5,453
Total	$12,901
Goodwill
The changes in the carrying value of goodwill during the nine months ended September 30, 2023 were as follows:

Amount
Balance as of January 1, 2023	$6,529
Traffic Think Tank acquisition	1,206
Foreign currency translation adjustment	3
Balance as of September 30, 2023	$7,738

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
During the three months ended September 30, 2023, the Company incurred insignificant exit costs. During the nine months ended September 30, 2023, the Company incurred $1,292 in exit costs, related to relocation efforts. During the three and nine months ended September 30, 2022, the Company incurred exit costs of $5,932 and $9,417, respectively, related to relocation efforts.

11.    Accrued expenses
Accrued expenses consist of the following:

	As of
	September 30, 2023	December 31, 2022
Employee compensation	$7,102	$5,083
Income taxes payable	1,604	1,090
Other taxes payable	8,145	10,101
Vacation reserves	971	1,372
Other	101	201
Total accrued expenses	$17,923	$17,847

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
As of September 30, 2023, the Company had not drawn on this revolving credit facility. For the three and nine months ended September 30, 2023, the Company incurred $21 and $90 in interest expense, respectively, relating to this credit facility. For the three and nine months ended September 30, 2022, the Company incurred $30 and $88 in interest expense, respectively, relating to this credit facility.

13.    Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three and nine months ended September 30, 2023, the Company recorded provisions for income taxes of $637 and $2,303, respectively. For the three and nine months ended September 30, 2022, the Company recorded provisions for income taxes of $321 and $1,200, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 differs from the U.S. statutory rate primarily due to the impact of earnings in foreign jurisdictions and the impact of a requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. The Company’s effective tax rate for the nine months ended September 30, 2022 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against its net deferred tax assets.
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

14.    Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of September 30, 2023, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	8,174,176
Options reserved for future issuance	8,231,829
Restricted stock outstanding	—
Restricted stock units and performance stock units outstanding	3,712,104
Total authorized shares of common stock reserved for future issuance	20,118,109
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

The Company has recorded stock-based compensation expense of $4,203 and $10,764 during the three and nine months ended September 30, 2023, respectively, and recorded $1,980 and $5,116 during the three and nine months ended September 30, 2022, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$33	$20	$82	$52
Sales and marketing	822	189	2,190	599
Research and development	579	329	1,464	836
General and administrative	2,769	1,442	7,028	3,629
Total stock-based compensation	$4,203	$1,980	$10,764	$5,116
As of September 30, 2023, there was $19,446 and $664 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan and 2019 Plan, respectively, which is expected to be recognized over a weighted-average period of 3.15 and 1.21 years, respectively. As of September 30, 2023, there was $22,147 of unrecognized compensation cost related to unvested restricted stock unit awards granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 2.90 years. For unvested performance stock units, these awards were granted with four-year vesting terms for which the probability of vesting achievement is assessed at each reporting period.
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

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	62.6%	53.7%	63.2%	52.9%
Weighted-average risk-free interest rate	4.03%	2.65%	3.71%	2.52%
Expected dividend yield	—	—	—	—
Expected life – in years	6	6	6	6
A summary of the Company’s option activity as of September 30, 2023, which all occurred under the 2019 Plan and the 2021 Plan, and changes during the nine months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	6,865,265	$4.82	7.68
Granted	2,568,239	9.17
Exercised	(997,964)	0.75
Forfeited	(261,364)	9.76
Outstanding at September 30, 2023	8,174,176	6.50	7.81
Options exercisable at September 30, 2023	4,278,634	3.35	6.60
The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2023 was $6.15 and $5.58 per share, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2022 was $6.53 and $6.32 per share, respectively. Tax benefits of $653 and $696 were realized from options during the three and nine months ended September 30, 2023, respectively. No tax benefits were realized from options during the three and nine months ended September 30, 2022.
The aggregate intrinsic value of options outstanding as of September 30, 2023 and December 31, 2022 was $26,711 and $32,721, respectively.
The aggregate intrinsic value for options exercised during the three and nine months ended September 30, 2023 was $2,521 and $7,923, respectively. The aggregate intrinsic value for options exercised during the three and nine months ended September 30, 2022 was $2,734 and $6,120, respectively.
The aggregate intrinsic value for options exercisable as of September 30, 2023 and December 31, 2022 was $25,418 and $27,919, respectively.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2023 and December 31, 2022, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This

Restricted Stock Issuance vested over a three-year service period, applicable to both founders. As of September 30, 2023, all such shares have vested.
During the three and nine months ended September 30, 2023, the Company granted to employees RSUs for 68,463 and 1,908,880 shares of Class A common stock under the 2021 Plan, respectively. During the three and nine months ended September 30, 2022, the Company granted to employees RSUs for 55,729 and 1,045,658 shares of Class A common stock under the 2021 Plan, respectively. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense related to the RSUs of $2,461 and $5,702, respectively. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense related to the RSUs of $934 and $2,125, respectively.
A summary of RSU activity under the Company’s 2021 Plan for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,269,743	$11.97	$15,194
Granted	1,908,880	8.83	16,855
Vested	(410,646)	12.03	4,940
Forfeited	(133,599)	13.14	1,755
Unvested balance as of September 30, 2023	2,634,378	$9.83	$25,896
During the three and nine months ended September 30, 2023, the Company did not grant employees PSUs. During the three and nine months ended September 30, 2023, an insignificant amount of expense has been recognized in connection with PSU awards. During the nine months ended September 30, 2022, the Company granted to employees PSUs for 1,395,596 shares of Class A common stock under the 2021 Plan. The Company did not grant PSU awards during the three months ended September 30, 2022. During the three and nine months ended September 30, 2022, $32 and $172 of expense was recognized in connection with PSU awards, respectively.
A summary of PSU activity under the Company’s 2021 Plan for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,283,620	$11.22	$14,402
Granted	—	—	—
Vested	(5,226)	10.05	53
Forfeited	(200,668)	11.96	2,400
Unvested balance at September 30, 2023	1,077,726	$11.61	$12,512
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
The first service period of the ESPP began on September 1, 2021, the second service period of the ESPP began on March 1, 2022, and the third service period of the ESPP began on September 1, 2022. The Company recognized $33 in stock-based compensation expense related to these service periods for the nine months ended September 30, 2023. The Company recognized $44 and $166 in stock-based compensation expense related to these service periods for the three and nine months ended September 30, 2022, respectively. On February 28, 2023, the Company issued 38,879 shares of its Class A common stock to its employees under its ESPP for the service period then ended. The ESPP program was discontinued after the last purchase on February 28, 2023. The Company did not recognize any stock-based compensation expense related to these service periods for the three months ended September 30, 2023.

16.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers through March 31, 2026. As of September 30, 2023, future commitments for data services are as follows:

As of September 30, 2023
Remainder of 2023	2,462
2024	11,579
2025	14,388
2026	3,266
Total	$31,695
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of September 30, 2023, the Company has not incurred any costs for the above guarantees and indemnities.

17.    Components of Other Income, Net
The components of other income, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency exchange (loss) gain	$(291)	$410	(929)	(206)
Other income, net	2,395	1,073	7,657	2,559
Total other income, net	$2,104	$1,483	$6,728	$2,353
18.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three and nine months ended September 30, 2023, the Company made matching contributions of $318 and $965, respectively, to the 401(k) Plan. For the three and nine months ended September 30, 2022, the Company made matching contributions of $259 and $697, respectively, to the 401(k) Plan.
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
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$37,557	$31,309	$107,101	$85,961
United Kingdom	7,687	6,565	21,972	18,798
Other	33,474	27,919	95,208	80,772
Total revenue	$78,718	$65,793	$224,281	$185,531

Property and equipment, net by geographic location consists of the following:

	As of
	September 30, 2023	December 31, 2022
Property and equipment, net:
United States	$3,832	$6,025
Spain	809	832
Czech Republic	316	442
Other	704	777
Total assets	$5,661	$8,076

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
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating combined revenues of $45.2 million and $129.1 million for the three and nine months ended September 30, 2023, respectively, and $37.9 million and $104.8 million for the three and nine months ended September 30, 2022, respectively.
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

Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless canceled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them. As of September 30, 2023, we had more than 106,000 paying customers, accounting for $322.8 million in ARR, an increase from 94,000 paying customers accounting for $267.3 million in ARR as of September 30, 2022.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of September 30, 2023 and December 31, 2022 was approximately 109% and 118%, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of September 30, 2023 and September 30, 2022 was $3,022 and $2,844, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.

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

	Nine Months Ended September 30, (in thousands)
	2023	2022
Net cash (used in) provided by operating activities	$(3,567)	$6
Net cash used in investing activities	(34,319)	(21,282)
Net cash used in financing activities	(928)	(171)
Effect of exchange rate changes on cash and cash equivalents	238	(1,664)
Net decrease in cash, cash equivalents and restricted cash	$(38,576)	$(23,111)

	Nine Months Ended September 30, (in thousands)
	2023	2022
Net cash (used in) provided by operating activities	$(3,567)	$6
Purchases of property and equipment	(1,065)	(4,016)
Capitalization of internal-use software costs	(3,913)	(1,273)
Free cash flow	$(8,545)	$(5,283)

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities (as a percentage of revenue)	(1.6)%	—%
Purchases of property and equipment (as a percentage of revenue)	(0.5)%	(2.2)%
Capitalization of internal-use software costs (as a percentage of revenue)	(1.7)%	(0.7)%
Free cash flow margin	(3.8)%	(2.9)%
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
As of September 30, 2023, we served over 106,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three and nine months ended September 30, 2023, no single customer accounted for more than 10% of our revenue.
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
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate, with the exception of Russia where the U.S. dollar was the functional currency in 2022. For the three and nine months ended September 30, 2023, the functional currencies of our international locations were the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
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
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. Our tax expense for the three and nine months ended September 30, 2023 primarily relates to the tax provision recorded on the earnings of our profitable foreign subsidiaries and the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. Our tax expense for the three and nine months ended September 30, 2022 primarily relates to income earned in certain foreign jurisdictions.

Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2023	2022	2023	2022
Revenue	$78,718	$65,793	$224,281	$185,531
Cost of revenue (1)	13,032	12,405	38,643	36,590
Gross profit	65,686	53,388	185,638	148,941
Operating expenses
Sales and marketing (1)	30,094	30,569	95,827	87,293
Research and development (1)	14,075	10,134	42,071	27,943
General and administrative (1)	18,769	17,007	56,797	45,388
Exit costs	—	5,932	1,292	9,417
Total operating expenses	62,938	63,642	195,987	170,041
Income (loss) from operations	2,748	(10,254)	(10,349)	(21,100)
Other income, net	2,104	1,483	6,728	2,353
Income (loss) before income taxes	4,852	(8,771)	(3,621)	(18,747)
Provision for income taxes	637	321	2,303	1,200
Net income (loss)	$4,215	$(9,092)	$(5,924)	$(19,947)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$33	$20	$82	$52
Sales and marketing	822	189	2,190	599
Research and development	579	329	1,464	836
General and administrative	2,769	1,442	7,028	3,629
Total stock-based compensation	$4,203	$1,980	$10,764	$5,116

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	17%	19%	17%	20%
Gross profit	83%	81%	83%	80%
Operating expenses
Sales and marketing	38%	46%	43%	47%
Research and development	18%	15%	19%	15%
General and administrative	24%	26%	25%	24%
Exit costs	—%	9%	1%	5%
Total operating expenses	80%	96%	88%	92%
Income (loss) from operations	3%	(16)%	(5)%	(11)%
Other income, net	3%	2%	3%	1%
Income (loss) before income taxes	6%	(13)%	(2)%	(10)%
Provision for income taxes	1%	—%	1%	1%
Net income (loss)	5%	(14)%	(3)%	(11)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue
Our revenue during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$78,718	$65,793	$12,925	20%	$224,281	$185,531	$38,750	21%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from 94,000 as of September 30, 2022 to over 106,000 as of September 30, 2023. The increases in revenue for the three and nine months ended September 30, 2023 were also driven by growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
United States	$37,557	$31,309	$107,101	$85,961
United Kingdom	7,687	6,565	21,972	18,798
Other	33,474	27,919	95,208	80,772
Total revenue	$78,718	$65,793	$224,281	$185,531

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$78,718	$65,793	$12,925	20%	$224,281	$185,531	$38,750	21%
Cost of revenue	$13,032	$12,405	$627	5%	$38,643	$36,590	$2,053	6%
Gross profit	$65,686	$53,388	$12,298	23%	$185,638	$148,941	$36,697	25%
Gross margin	83%	81%			83%	80%

For the three months ended September 30, 2023, cost of revenue increased by $0.6 million compared to the corresponding period of the prior year. This increase is primarily driven by a $0.5 million increase in merchant fees commensurate with revenue growth.
For the nine months ended September 30, 2023, cost of revenue increased by $2.1 million compared to the corresponding period of the prior year. This increase is primarily due to a $0.9 million increase to integration and data costs related to new products and customer growth, a $0.7 million increase in merchant fees commensurate with revenue growth, and a $0.2 million increase in personnel costs as a result of a 3% increase in headcount from the prior year period.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$30,094	$30,569	$(475)	(2)%	$95,827	$87,293	$8,534	10%
Percentage of total revenue	38%	46%			43%	47%

The change in sales and marketing expense for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Change
	(in thousands)
Personnel costs	$6,943	$18,534
Marketing and advertising expense	$(8,001)	$(10,349)
Other	$583	$349
Sales and marketing	$(475)	$8,534
For the three months ended September 30, 2023, sales and marketing expense decreased by $0.5 million compared to the corresponding period of the prior year. This decrease was primarily driven by an $8.0 million decrease in marketing and advertising expense. This decrease was partially offset by a $6.9 million increase in personnel costs, which includes a $0.6 million increase in stock-based compensation, due to a 25% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base as well as a $0.6 million increase to other sales and marketing costs. Personnel costs include the amortization of capitalized commission costs, which increased in the three months ended September 30, 2023, compared to the corresponding period of the prior year.
For the nine months ended September 30, 2023, sales and marketing expense increased by $8.5 million compared to the corresponding period of the prior year. This increase was primarily driven by an increase in personnel costs of $18.5 million, which includes a $1.6 million increase in stock-based compensation, due to a 24% increase in headcount as we continue to expand our sales and marketing teams to grow our customer base. This increase was partially offset by a $10.3 million decrease in marketing and advertising expense. Personnel costs include the amortization of capitalized commission costs, which increased in the nine months ended September 30, 2023, compared to the corresponding period of the prior year.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$14,075	$10,134	$3,941	39%	$42,071	$27,943	$14,128	51%
Percentage of total revenue	18%	15%			19%	15%

For the three months ended September 30, 2023, research and development costs increased by $3.9 million compared to the corresponding period of the prior year, primarily as a result of a 14% increase in headcount compared to the corresponding period of the prior year, and increased compensation costs associated with the relocation of many research and development employees to higher cost countries.
For the nine months ended September 30, 2023, research and development costs increased by $14.1 million compared to the corresponding period of the prior year, primarily as a result of a 17% increase in headcount compared to the corresponding period of the prior year, and increased compensation costs associated with the relocation of many research and development employees to higher cost countries.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$18,769	$17,007	$1,762	10%	$56,797	$45,388	$11,409	25%
Percentage of total revenue	24%	26%			25%	24%

The increase in general and administrative expense for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Change
	(in thousands)
Personnel costs	$4,462	$12,288
Professional services	(1,157)	$318
Other	(1,543)	$(1,197)
General and administrative	$1,762	$11,409
For the three months ended September 30, 2023, general and administrative expense increased by $1.8 million compared to the corresponding period of the prior year. This increase was primarily driven by a $4.5 million increase in personnel costs, which includes a $1.3 million increase in stock-based compensation, relating to an 8% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. It was also driven by increased compensation costs associated with the relocation of many employees to higher cost countries. This increase was partially offset by a $1.2 million decrease to professional services, primarily driven by a decrease in consulting fees and a $1.5 million decrease to other general and administrative expense, driven by a decrease in business insurance and rent expense.
For the nine months ended September 30, 2023, general and administrative expense increased by $11.4 million compared to the corresponding period of the prior year. This increase was primarily driven by a $12.3 million increase in personnel costs, which includes a $3.4 million increase in stock-based compensation, relating to a 16% increase in headcount as we continue to expand our accounting and reporting, legal and compliance, security, IT and internal support teams. It was also driven by increased compensation costs associated with the relocation of many employees to higher cost countries. This increase was partially offset by a $1.2 million decrease to other general and administrative expense, driven by a decrease in business insurance and rent expense.
Exit Costs
All costs associated with our relocation efforts are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs, and other associated relocation costs.
During the three months ended September 30, 2023, exit costs were insignificant. During the nine months ended September 30, 2023, exit costs totaled $1.3 million, related to our relocation efforts. During the three and nine months ended September 30, 2022 exit costs totaled $5.9 million and $9.4 million, respectively, related to our relocation efforts.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$2,104	$1,483	$621	42%	$6,728	$2,353	$4,375	186%
Percentage of total revenue	3%	2%			3%	1%

The increase in other income for the three and nine months ended September 30, 2023 compared to the corresponding period of the prior year was primarily due to an increase in interest income.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$637	$321	$316	98%	$2,303	$1,200	$1,103	92%
Percentage of total revenue	1%	0%			1%	1%
The increase in the provision for income taxes for the three and nine months ended September 30, 2023 compared to the corresponding periods of the prior year was primarily due to the effects of changes in the jurisdictional mix of earnings, the tax provision recorded on the earnings of our profitable foreign subsidiaries, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
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
As of September 30, 2023, we had cash and cash equivalents of $41.2 million, short-term investments of $188.9 million, and accounts receivable of $5.8 million.
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
As of September 30, 2023, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility.
All of our obligations under our credit facility will be guaranteed by our future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
Borrowings under our credit facility bear interest at our option at (i) the Applicable Benchmark Rate, subject to a 0.50% floor, plus a credit spread adjustment and a margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For Applicable Benchmark Rate borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of September 30, 2023, we had not drawn on this revolving credit facility or the letter of credit.
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing and product and development departments, and hosting costs.
Net cash used in operating activities during the nine months ended September 30, 2023 was $3.6 million as compared to the $0.0 million provided by operating activities during the nine months ended September 30, 2022. The activity resulted from a net loss of $5.9 million adjusted for non-cash add backs of $21.8 million and a net cash outflow of $19.5 million from changes in operating assets and liabilities during the nine months ended September 30, 2023. Non-cash charges primarily consisted of $10.8 million of stock-based compensation expense and $7.5 million for amortization of deferred contract acquisition costs related to capitalized commissions. The changes in operating assets and liabilities were primarily the result of a $9.8 million increase in deferred contract costs, a $5.6 million decrease in accounts payable, a $5.4 million increase in prepaid expenses and other current assets, a $2.8 million decrease in operating lease liability, and a $2.3 million increase in accounts receivable. These outflows were partially offset by a $6.2 million increase in deferred revenue due to the addition of new customers and expansion of the business.
Net cash provided by operating activities during the nine months ended September 30, 2022 was insignificant, which resulted from a net loss of $19.9 million adjusted for non-cash charges of $20.2 million and a net cash outflow of $0.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $7.1 million for amortization of deferred contract acquisition costs related to capitalized commissions, $6.6 million of depreciation and amortization expense, and $5.1 million of stock-based compensation expense. The changes in operating assets and liabilities were primarily the result of a $6.3 million increase in deferred revenue due to the addition of new customers and expansion of the business, a $4.8 million increase in accounts payable, and a $1.6 million increase in other current liabilities. These inflows were partially offset by an $8.4 million decrease in deferred contract costs, a $2.8 million decrease in accrued expenses, a $1.4 million increase in prepaid expenses and other current assets, and a $0.3 million increase in accounts receivable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $34.3 million and primarily consisted of $182.4 million in purchases of short-term investments. This activity was partially offset by $154.7 million in proceeds from sales and maturities of short-term investments.
Net cash used in investing activities for the nine months ended September 30, 2022 was $21.3 million and primarily consisted of $14.0 million in cash paid for the acquisition of businesses, $4.0 million in purchases of property and equipment, and $2.0 million in purchases of convertible debt securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $0.9 million and consisted of $1.9 million of cash outflows related to the payment of finance leases partially offset by inflows of $0.7 million relating to the exercise of stock options as well as $0.3 million related to proceeds from shares issued in connection with the Employee Stock Purchase Plan.
Net cash used in financing activities for the nine months ended September 30, 2022 was $0.2 million and consisted of cash outflows of $2.0 million relating to payments on capital leases, partially offset by $1.5 million of cash inflows relating to the exercise of stock options.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of September 30, 2023 we had cash, cash equivalents, and short-term investments of $230.1 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe with expenses in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $2.0 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II Item 1A. Risk Factors, our disclosure controls and procedures were not effective as of September 30, 2023. As disclosed under Part II Item 1A. Risk Factors, in connection with the preparation of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2022, we identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process and the cash disbursement process. Specifically, we identified deficiencies in the design and operation of internal controls over the period-end recognition and cutoff for certain expenses.
Notwithstanding the identified material weaknesses, our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
During 2022 and through the third quarter of 2023, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate the material weaknesses identified above. These efforts include:
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
We believe significant progress was made during 2022 and through the third quarter of 2023 to enhance and strengthen our internal control over financial reporting. However, management has concluded that the material weaknesses were not fully remediated as of September 30, 2023.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business environment is rapidly evolving and intensely competitive. We also face changing technologies, shifting user needs, and frequent introductions of rival products and services. To compete successfully, we must accurately anticipate technology developments and deliver innovative, relevant and useful products, services, and technologies in a timely manner. Likewise, we anticipate continuing pressure to innovate and develop a wider range of products and services. This will result in us needing to expend significant resources in research and development and potentially acquisitions of other companies or assets, to enhance our technology and new and existing products and services. To remain competitive and to acquire and retain new customers, we must deliver features and functionality that enhance the utility and perceived value of our platform, products, and add-ons to our prospective and existing customers. Our platform, products, and add-ons must (i) operate without the presence of material software defects, whether actual or perceived, (ii) maintain deep and rich data sources, (iii) adapt to the changing needs of our current and prospective customers including by developing new technology, (iv) adapt to changing functionality and provide interoperability with third-party APIs, (v) maintain and develop integrations with complementary third-party services that provide value to our customers, (vi) be easy to use and visually pleasing, (vii) deliver rapid return on investment to our customers across multiple functions within their organizations, and (viii) be delivered with a superior customer support experience. We may not be successful in delivering on some or all of the foregoing or in doing so while maintaining competitive pricing, which could result in customer dissatisfaction leading to termination or downgrades of premium subscriptions, fewer new free customers, fewer subscription upgrades or lower dollar-based net revenue retention rates, prospective customers’ selection of our competitors’ products over our own, and other adverse effects on our business.
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
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we do not know if we will be able to achieve or sustain profitability in the future. We incurred a net loss of $5.9 million for the nine months ended September 30, 2023 and net losses of $3.3 million and $33.8 million for the years ended December 31, 2021 and 2022, respectively. We had an accumulated deficit of $78.9 million as of September 30, 2023. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
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
To date, our relationships with most data providers (including social media platforms) are governed by such data providers’ respective standard terms and conditions, which govern the availability and access to, and permitted uses of such data (including via APIs), and which are subject to change. Similarly, our access to publicly available data may depend on restrictions that website owners may impose through technical measures or otherwise, including restrictions on automated data collection. We cannot accurately predict the impact of changes in the terms of data providers that may impede our access to the data. If these data providers or websites choose not to make their data available on the same terms, or at all, we would have to seek alternative sources, which could prove expensive and time-consuming, and may be less efficient or effective. We also rely on negotiated agreements with other data providers from whom we purchase independently sourced data, including clickstream data, search engine data, online advertising data, data from social media, and other sources. These negotiated agreements provide access to additional data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable.
In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. If we are not able to obtain data, including third-party data, on commercially reasonable terms, if data providers stop making their data available to us, if there are changes or limits in how we may use such data, if currently publicly available data ceases to be available, or if our competitors are able to purchase such data on better terms, the functionality of our platform and our ability to compete could be harmed.
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
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, Germany, the Netherlands, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom, and Asia. Approximately 53% and 52% of our revenue for the year ended December 31, 2022 and for the nine months ended September 30, 2023, respectively, was generated from sales to paying customers located outside the United States including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales and marketing, which depends in part on the amount of spending allocated by our paying customers or potential paying customers on sales and marketing technology and information. In addition to the internal strategy of our paying customers, which is not predictable and is subject to change, this spending depends on worldwide economic and geopolitical conditions. As we continue to see increased economic uncertainty in the United States and abroad, we may see customers, especially SMBs that are disproportionately impacted by these conditions, reduce or stop spending on our products. Specifically, most of our paying customers are on month-to-month premium subscriptions that can be cancelled at any time.
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
For example, relevant applicable laws and regulations governing the collection, use, disclosure, security or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the CCPA and similar state privacy laws, and state breach notification laws. The CCPA, for example, broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale or sharing of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches involving personal information, which is expected to increase the likelihood of, and risks associated with, data breach litigation. The California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and establishes a state agency vested with the authority to enforce the CCPA. It is not yet fully clear how the CCPA (as amended by the CPRA) will be enforced and how it will be interpreted. Additionally, similar comprehensive privacy laws have been passed in twelve other states and a number of other states have proposed new privacy laws. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. The effects of the CCPA and other similar state or federal laws are potentially significant and may require us to modify our data collection or data processing practices and policies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $7.16 to $32.48 through September 30, 2023. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of September 30, 2023 held in the aggregate 89% of the voting power of our capital stock, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2023, our directors, executive officers, and their affiliates, held in the aggregate 89% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. Our dual class structure and concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders, and may suppress our stock price, for example by making us ineligible for inclusion on certain market indices.
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
Issuer Purchases of Equity Securities
None.

Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Class A common stock certificate of the Registrant

10.1(4)#	Employment Agreement between the Registrant and Oleg Shchegolev, dated September 8, 2023

10.2(5)#	Employment Agreement between the Registrant and Brian Mulroy, dated September 8, 2023

10.3*#	Employment Agreement between the Registrant and Andrew Warden, dated September 8, 2023

10.4*#	Employment Agreement between the Registrant and David Mason, dated September 8, 2023

10.5*#	Employment Agreement between the Registrant and Vitalii Obishchenko, amended and restated as of May 16, 2023

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
(1) Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.

(2) Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022, and incorporated herein by reference.

(3) Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.

(4) Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2023, and incorporated herein by reference.

(5) Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2023, and incorporated herein by reference.

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

SEMRUSH HOLDINGS, INC.

November 1, 2023	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

November 1, 2023	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)