Form 10-K
period 2023-12-31
SEMrush Holdings, Inc.
filed 2024-03-07
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes or ☒ No
The aggregate market value of stock held by non-affiliates as of June, 30, 2023, (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $314.1 million based upon $9.57 per share, the closing price on June, 30, 2023 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
As of February 29, 2024, there were 121,084,403 shares of the registrant’s Class A Common Stock and 23,482,057 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy, plans and objectives of management for future operations, our market opportunity and the potential growth of that market, our liquidity and capital needs and other similar matters, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

•our future financial performance, including our revenue, annual recurring revenue (“ARR”), dollar-based net revenue retention rate, costs of revenue, gross profit or gross margin and operating expenses;
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
•our ability to build, maintain, and enhance our brand, including through informational resources, advertisements, and referrals;
•our ability to comply with modified or new laws and regulations applying to our business, including in any new jurisdictions in which we operate;
•the attraction and retention of qualified employees and key personnel;
•our anticipated investments in sales and marketing, and research and development;
•our ability to successfully defend litigation brought against us;

•our expectations regarding identifying, evaluating, executing, and integrating strategic acquisitions; and
•the impact of global financial, economic, and political events on our business, industry and supply chain, including health epidemics, rising inflation, fluctuating interest rates, and market uncertainty and volatility.
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

•Our business and operating results may be negatively affected if our paying customers do not renew or do not upgrade their premium subscriptions or if they fail to purchase additional products.
•If we fail to attract new potential customers, register them for trials, and convert them into paying customers, our operating results would be negatively affected.
•The market in which we operate is intensely competitive, and if we do not compete effectively, our ability to attract and retain customers could be harmed, which would negatively impact our business and operating results.
•We have incurred losses in the past and may not consistently maintain profitability in the future.
•Our products depend in part on publicly available, internally developed, and paid third-party data sources, and, if we lose access to data provided by such data sources or the terms and conditions on which we obtain such access becomes less favorable, our business could suffer.
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
•A significant portion of our operations are located outside of the United States, which subjects us to additional risks, including increased complexity, the costs of managing international operations, geopolitical instability, and fluctuations in currency exchange rates.
•Adverse or weakened general economic and market conditions may reduce spending on sales and marketing technology and information technology which could harm our revenue, results of operations, and cash flows.
•We may be subject to litigation for any of a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who as of December 31, 2023 held in the aggregate 88% of the voting power of our capital stock, which will limit your ability to influence corporate matters.

Part I
Item 1. Business
Overview
We are a leading online visibility management software-as-a-service (“SaaS”) platform. We enable companies globally to identify and reach the right audience for their content, in the right context, and through the right channels. Online visibility represents how effectively companies connect with consumers across a variety of digital channels, including search, social and digital media, digital public relations, and review websites. The evolving online landscape and information overload from online content have made it increasingly difficult for companies to understand and manage their online visibility. Our proprietary SaaS platform enables us to aggregate and enrich trillions of data points collected from more than 808 million unique domains. Our platform enables our customers to understand trends and act upon unique insights to improve their online visibility, drive high-quality traffic to their websites and social media pages, as well as online listings, distribute highly targeted content to their customers, and measure the effectiveness of their digital marketing campaigns. As of December 31, 2023 and 2022, our differentiated platform empowered more than 1,041,000 and 803,000 active free customers, respectively, and nearly 108,000 and over 95,000 paying customers, respectively, in over 155 and 157 countries, respectively.
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

Some large technology platforms including Google and Facebook offer their own solutions but are incentivized to prioritize their own paid channels, lack independence, and do not operate across rival networks. Meanwhile, individual solutions targeted at addressing one or a subset of business problems, or point solutions, rely on limited, channel-specific data, providing only partial, incomplete perspectives. Our technology collects, aggregates, and enriches a broad set of fragmented data across networks and channels, which we leverage to derive valuable and actionable insights that we provide our customers. As our data assets grow, our ability to provide insights improves, attracting more customers to our platform and enabling us to invest in new and existing products, thereby further strengthening our competitive position. According to G2.com, Inc. (“G2”), our platform is listed in the Best Global Software Companies and listed as a leader across 17 software categories including SEO, competitive intelligence, marketing analytics, content analytics, and social media analytics, which reinforces the strategic advantages of providing a comprehensive solution. G2 ranks different products and vendors based on reviews gathered from its user community (subject to certain minimum requirements concerning sample size and reviewer composition), as well as data aggregated from online sources and social networks, to which it applies its proprietary algorithm to calculate satisfaction and market presence scores ranging from 0 to 100 from which the products are ranked.
We offer our solutions on a multi-price point, recurring subscription basis, which provides incremental levels of access to our products, tools, and add-ons across online visibility management. Some customers start using our products, tools, and add-ons on a free basis before purchasing a subscription to receive premium functionality and additional user licenses. Our compelling value proposition, effective go-to-market strategy, and recurring revenue model drives efficient unit economics. These attributes have enabled us to cost-effectively acquire nearly 108,000 paying customers as of December 31, 2023 and over 95,000 paying customers as of December 31, 2022, spanning a broad range of industries and geographies.
We utilize a highly efficient, low-touch sales approach focused on driving customers to our platform through a self-service model, allowing our sales team to focus on retention and account expansion. Our multi-price point structure also drives meaningful upsell opportunities through higher usage limits, greater product functionality, additional user licenses, and product add-ons, as reflected by our dollar-based net revenue retention rate of 107% and 118% as of December 31, 2023 and 2022, respectively, and our compounded average annual revenue growth rate of 41% between the years ended December 31, 2017 and December 31, 2023. We have introduced several new add-on offerings, which have enabled us to grow our ARR per paying customer from $2,868 as of December 31, 2022 to $3,125 as of December 31, 2023. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless canceled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them.
Our success is driven by our experienced leadership team and culture of continuous innovation. We have been led by our co-founder and CEO, Oleg Shchegolev, since our inception 15 years ago. Our culture is driven by a collaborative and innovative leadership style, which has allowed us to expand from a single product in 2008 to our comprehensive online visibility management SaaS platform comprised of products, tools, and add-ons today.
Our capital efficient model has enabled us to grow to $337.1 million in ARR as of December 31, 2023 from $275.1 million in ARR as of December 31, 2022. For the years ended December 31, 2023, 2022, and 2021, our revenue was $307.7 million, $254.3 million, and $188.0 million, respectively, representing growth of 21% and 35%, respectively. For the years ended December 31, 2023, 2022, and 2021, our net income (loss) was $1.0 million, $(33.8) million, and $(3.3) million, respectively.
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
•Robust, proprietary technology platform. We developed our technology platform over the last 15 years, leveraging machine learning to aggregate, cleanse, and analyze an immense amount of proprietary and third-party unstructured data. Our data assets include more than 808 million domains, 25 billion keywords, click stream panel data from billions of events per week, over 43 trillion backlinks, over 25 billion URLs crawled per day on average, and a range of data aggregated from social media networks, all of which scale continuously as customers use our platform.
•End-to-end workflows with third-party integrations. Our platform maintains a range of seamless third-party integrations for data, workflow, and reporting capabilities, enabling our customers to manage every critical step in optimizing their online visibility. Notable integrations include Google Analytics, YouTube, Facebook, X (Twitter), Yext, and Microsoft Outlook.
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
•Expand the use of our platform by our existing paying customer base. Our substantial base of nearly 108,000 paying customers as of December 31, 2023 presents a significant opportunity to increase monetization. We expect to continue to grow our revenue from our existing customers as they seek to add premium features and additional user licenses, as reflected by our dollar-based net revenue retention rate of 107% as of December 31, 2023.
•Continue to innovate and develop new products and features. We continue to invest in research and development to enhance our platform and release new products and features, including our Enterprise product offering, while bolstering one of the largest independent data sets for online visibility. We maintain close relationships with our customer base who provide us with frequent and real-time feedback, which we leverage to rapidly update and optimize our platform. The release of new products, tools, add-ons, and features has enabled us to drive higher monetization over time as we have increased our ARR per paying customer to $3,125 as of December 31, 2023 from $2,868 as of December 31, 2022.
•Pursue opportunistic Mergers & Acquisitions. Our management team expects to continue to allocate resources to identify, evaluate, and execute strategic acquisitions. For example, we acquired Backlinko LLC (“Backlinko”) in January 2022, Intellikom Inc. dba Kompyte (“Kompyte”) in March 2022, Rank, LLC (“Traffic Think Tank”) in February 2023, and a majority stake in Datos Inc. (“Datos”) in December 2023 to expand our technological capabilities and solutions offerings. See Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our merger and acquisition (“M&A”) activity during 2023.
Our Platform
Our SaaS platform has been purpose-built to help companies manage their online visibility and ensure they identify and reach the right audience in the right context and through the right channels. We utilize proprietary technology and machine learning capabilities to aggregate, cleanse, and analyze broad and deep datasets to derive differentiated insights and analytics for our customers to manage their online visibility. Our unique set of data assets have been developed over the last 15 years as our network of customers has grown and includes more than 808 million domains, 25 billion keywords, click stream panel data from billions of events per week, 43 trillion backlinks, 25 billion URLs crawled per day on average, and a range of data aggregated from social media networks.
We obtain data through a mix of proprietary and third-party data sources. Our data sources include:
•Data we collect from websites algorithmically through our proprietary data collection techniques, including web crawling of third-party websites;
•Data purchased from independent third-party data providers, which includes clickstream data, search engine data, online advertising data, and data from social media sources; and
•Reference data that our customers grant us access to, which includes our customers’ website and social media data. We obtain social media data through APIs that connect to social media platform operators, including Facebook, X (Twitter), Instagram, Pinterest, and LinkedIn.
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
We have developed our technology platform over the last 15 years. Since our founding in 2008, our platform has evolved through technology innovation as we have added new products, tools, and features. We offer digital online visibility products, tools, and add-ons across SEO, SEM, content marketing, market research, advertising research, local marketing, reporting, social media management, and digital PR.

Our Business Model
We offer our paid products and tools to customers via monthly or annual subscription plans, as well as one-time and ongoing add-ons. Our subscription-based model enables customers to select a plan based on their needs and license our platform on a per month basis. We currently have four paid subscription tiers for our core product, Pro, Guru, Business, and an Enterprise product offering, as well as several add-ons for an incremental cost. We offer time-limited free trials, which allow prospective customers to test the functionality of our Pro or Guru plans. At the end of the trial period, prospective customers either become paying customers or are switched to free customers.
Free. Our free offering grants access to our platform and limits the number of results, keywords to track, and projects. Free accounts help generate demand for our paid offerings as active free customers experience the capabilities and functionality of our platform and are prompted to upgrade to a paid membership when they reach free customer usage limits.
Pro. Pro provides access to our platform and ongoing software updates. With Pro, customers have the ability to run their SEO, PPC, and SMM projects with advanced tools and features.
Guru. Guru provides the same features as Pro, with the addition of Content Marketing Platform, historical data, extended limits, and Google Data Studio Integration.
Business. Business provides all of the same features as Guru, plus API access, extended limits and share of voice metric.
Enterprise. The Enterprise SEO product requires a Business subscription and includes AI driven analysis, customizable dashboards, deep reporting capabilities, and extended limits.
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
Additionally, we offer add-ons that are not included in our subscription plans and are sold on a one-time or monthly basis depending on the add-on. Our add-ons include: local listing management tools, .Trends, our competitive intelligence tool, and Semrush Marketplace, which can enhance customers’ existing subscriptions. We also maintain an App Center where third-party developers can create tools for Semrush paid users.
Sales & Marketing
Our customer acquisition model is focused on promoting our brand, increasing market awareness of our platform and products, and driving customer demand, and a strong sales pipeline. We utilize our products and content assets to manage our online visibility and reach our prospective customers. Additionally, we use several other online marketing initiatives, including online advertising, webinars, blogs, podcasts, ebooks, customer success studies, and the Semrush Academy to build our brand and engage with our customer community. The Semrush Academy is a free online learning program that has enrolled over 864,000 students and issued over 357,000 certifications with 36 courses across 7 languages as of December 31, 2023. The Semrush Academy increases our brand awareness within the marketing community and helps us crowdsource best practices and innovations that we use to improve our existing offerings, advance new products, grow our brand, and engage with the marketing community.

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
Our sales organization is segmented based on size of the companies they are working with and regions they are covering. Our Enterprise focused sales teams focus primarily on companies with more than 500 employees while mid market and SMB teams work with smaller companies. Our sales organization is comprised of account managers, sales executives, our customer success team, and supporting roles.
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
•Supporting roles include management, operations, solutions engineering, product specialists, and enablement.
To increase brand awareness and generate customer demand, we maintain partnerships with various entities, including: agencies, influencers, strategic partners, and affiliates.
The Semrush Affiliate program contributes to the enhancement of our brand awareness and the generation of customer demand by offering a commission for each new registration, trial, and subscription activated through an affiliate’s promotion. Our program is hosted on an external provider, Impact, while our former internal program, BeRush, was closed on January 31, 2023.
As of December 31, 2023, we had 491 full-time employees and 73 contractors in our sales and marketing organization.
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
We invest substantial resources in research and development to continue to drive our technology innovation. Our research and development efforts are focused on designing, testing, and refining our products, as well as operating and scaling our technology infrastructure. We will continue our investment to improve and increase our data assets, the accuracy of results, and the integration of new data assets. We plan to focus research and development investments to increase the functionality of our online visibility platform in order to adapt to the latest changes in the digital marketing landscape and ensure our platform maintains leading technology innovations. Research and development expenses accounted for $57.4 million for the year ended December 31, 2023.
As of December 31, 2023, we had 489 full-time employees and 51 contractors in our product and development organization. We have primary development hubs in Prague, Czech Republic; Limassol, Cyprus; Warsaw, Poland; Barcelona, Spain; Amsterdam, the Netherlands; and Berlin, Germany. We operate two data centers in Ashburn, Virginia. We also operate two locations in Google Cloud, one in Virginia and one in South Carolina.
Our Customers
We serve a range of customers from small and midsize businesses (“SMBs”) to enterprises and marketing agencies, across a wide variety of verticals, including consumer internet, digital media, education, financial services, healthcare, retail, software, and telecommunications, among others. As of December 31, 2023, we had nearly 108,000 paying customers and 1,041,000 active free customers on our platform across 155 countries. No single customer accounted for more than 10% of our revenue in the year ended December 31, 2023.
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
In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights or similar agreements with our employees, consultants, and contractors. Our employees, consultants, and contractors are also generally subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both general and product-specific terms of use.
Human Capital
As of December 31, 2023, we had 1,390 full-time employees, consisting of 379 in Spain, 309 in the United States, 143 in the Netherlands, 131 in the Czech Republic, 126 in Cyprus, and 302 employees located in other countries and employees working remotely. In addition, as of December 31, 2023, we had a total of 164 contractors located in various countries. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

Government Regulations
We operate globally and are subject to numerous U.S. federal, state, and foreign laws and regulations covering a wide variety of subject matters that are constantly evolving and developing, including laws regarding intellectual property; artificial intelligence; data collection, privacy and security; human resources; consumer protection and marketing; anti-bribery and anti-corruption laws; and tax regulations. Our compliance with applicable laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and/or otherwise have an adverse impact on our business, reputation, financial condition, and operating results. For additional information about governmental regulations applicable to our business, refer to “Risk Factors” in Item 1A.
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
Investors, the media, and others should note that, we announce material information to the public through filings with the SEC, the investor relations page on our website, press releases and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our platform, our planned financial and other announcements, and other matters and for complying with our disclosure obligations under Regulation FD:
–Semrush X (Twitter) Account (https://twitter.com/semrush)
–Semrush Facebook Page (https://www.facebook.com/Semrush/)
–Semrush LinkedIn Page (https://www.linkedin.com/company/semrush)
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The information on our website and that we disclose through social media channels is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.
Corporate Information
We were founded in 2008. We completed our initial public offering in 2021 and our Class A common stock is currently listed on the New York Stock Exchange under the symbol “SEMR”. Our principal executive offices are located at 800 Boylston Street, Suite 2475, Boston, MA 02199, and our telephone number is (800) 851-9959.

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
Most Material Risks to Us
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions, and our business and operating results may be negatively affected if our paying customers do not renew their premium subscriptions.
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
Our business and operating results may be negatively affected if our paying customers do not upgrade their premium subscriptions or if they fail to purchase additional products.
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
If we fail to attract new potential customers, register them for trials, and convert them into paying customers, our operating results would be negatively affected.
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
We have incurred losses in the past and may not consistently maintain profitability in the future.
We have a history of incurring net losses and, although we have achieved profitability in certain periods, we may not be able to achieve or sustain profitability in the future. We generated net losses of $3.3 million and $33.8 million for the years ended December 31, 2021 and 2022, respectively, and net income of $1.0 million for the year ended December 31, 2023. We had an accumulated deficit of $72.0 million as of December 31, 2023. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability in future periods is based on numerous factors, many of which are beyond our control.

Our products depend in part on publicly available, internally developed, and paid third-party data sources, and, if we lose access to data provided by such data sources or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
We have developed our platform, products, and add-ons to rely in part on access to data from third-party sources. The primary sources of third-party data include data collected from third-party websites algorithmically through our proprietary data collection techniques, including web crawling of third-party websites, data purchased from independent third-party data providers, which includes clickstream data, search engine data, online advertising data, and data from social media sources, and reference data that our customers grant us access to, which includes our customers’ website and social media data. We obtain social media data through APIs that connect to social media platform operators, including Facebook, X (Twitter), Instagram, Pinterest, and LinkedIn. We also collect data from our customers in connection with their use of our platform and other products.
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
In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. If we are not able to obtain data, including third-party data, on commercially reasonable terms, if data providers stop making their data available to us, if there are changes or limits in how we may use such data, if currently publicly available data ceases to be available, if we are limited in our ability to collect data from consumers, or if our competitors are able to purchase such data on better terms, the functionality of our platform and our ability to compete could be harmed.
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
The attractiveness of our platform depends, in part, on our ability to integrate via APIs with third-party applications that our customers desire to use with our products, such as Google, Facebook, Instagram, X (Twitter), YouTube, LinkedIn, Pinterest, Majestic, and others. Third-party application providers may change the features of their applications and platforms, including their APIs, or alter the terms governing use of their applications and platforms in an adverse manner. Further, third-party application providers may refuse to partner with us, or limit or restrict our access to their applications and platforms. Such changes could functionally limit or terminate our ability to use these third-party applications with our platform, which could negatively impact our offerings and the customer experience, and ultimately harm our business. If we fail to integrate our platform with new third-party applications that our customers desire, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers expect, which would negatively impact our offerings and, as a result, harm our business. Additionally, our business could be harmed if our customers have negative experiences in using the third-party integrations that we offer.
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
We rely on leased and third-party owned hardware, software and infrastructure, including third-party data center hosting facilities and third-party distribution channels to support our operations. We primarily use two data centers in the United States, located in Virginia, as well as two Google Cloud locations in Virginia and South Carolina. We host most of our products and the data processed through such products in a combination of two of the foregoing locations for redundancy. If any of our data center suppliers experience disruptions or failures, it would take time for the applicable backup data center to become fully functioning, and we would likely experience delays in delivering the affected products and segments of our platform, which may involve incurring significant additional expenses.
Furthermore, the owners and operators of our data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, cybersecurity incidents (including system-encrypting ransomware), sabotage, intentional acts of vandalism and other misconduct. Further, health epidemics, natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events could cause our third-party data center hosting facilities, leased servers, and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we previously experienced delays in migrating to our data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
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
With consent from our customers, we obtain personal, confidential, and other customer data from our customers’ websites, social media accounts, and Google Analytics’ accounts to operate certain functionality on our platform or within products that we offer. We rely on credit card purchases as the primary means of collecting our premium subscription fees. In addition, with consent from our customers, we collect and store certain personally identifiable information (“personal data”), credit card information, and other data needed to create, support, and administer the customer account, conduct our business, and comply with legal obligations, including rules imposed by the Payment Card Industry networks.
We take reasonable steps to protect the security, confidentiality, integrity, and availability of the information we and our third-party service providers hold, but there is no guarantee that despite our efforts, inadvertent disclosure (such as may arise from software bugs or other technical malfunctions, employee error or malfeasance, improper use of third-party artificial intelligence services, or other factors) or unauthorized access, acquisition, misuse, disclosure or loss of personal or other confidential information will not occur or that third parties will not gain unauthorized access to this information or disrupt or disable our systems or infrastructure. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, including nation-state actors. Such attacks could include the deployment of harmful malware, system-disrupting ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Further, the prevalence of remote work by our employees and those of our third-party service providers creates increased risk that a cybersecurity incident may occur. We have experienced, and may experience in the future, breaches of our security due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. For example, we have been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our systems, including a brute force attack that resulted in access to our affiliate program partner contact information. Since techniques used to conduct malicious cyber activities change frequently, we and our third-party service providers may be unable to anticipate these techniques or to implement adequate measures to prevent or detect them. If our security measures or the security measures of our third-party service providers fail, or if vulnerabilities in our software are exposed and exploited, and, as a result, a third party disrupts the operations of our systems or obtains unauthorized access to any customers’ data, our relationships with our customers may be damaged, and we could incur liability. Further, our customers with annual subscription terms may have the right to terminate their subscriptions before the end of the subscription term due to our uncured material breach of agreement, including with respect to our data security obligations. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that supply chain attacks may have had on our business, these events are complex, difficult to defend against, and of unknown scope, therefore we could face a level of ongoing residual risk of security breaches or other incidents resulting from this type of event. We may also be subject to additional liability risks for failing to disclose data breaches or other security incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents, such as the California Consumer Privacy Act (“CCPA”) (which is further discussed below in this “Risk Factors” section). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory data breach notification requirements for companies to notify data protection authorities, state and federal agencies, or individuals of data security incidents or personal data breaches. We may also be contractually required to notify certain customers in the event of a security incident pursuant to the applicable customer agreement. These mandatory disclosures regarding a security breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.

Federal, state, and provincial regulators and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our business, such as the long established Massachusetts data security regulations and the New York Stop Hacks and Improve Electronic Data Act, both of which establish administrative, technical, and physical data security requirements for companies, and permit civil penalties for each violation. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure, and use of personal data kept in our databases or those of our vendors. If our security measures fail to protect credit card information adequately, we could be liable to both our customers and their users for their losses, as well as the vendors under our agreements with them such that we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business, results of operations or financial condition. Any intentional or inadvertent security breaches or other unauthorized access to or disclosure of personal data could expose us to enforcement actions, regulatory or governmental audits, investigations, litigation, fines, penalties, adverse publicity, downtime of our systems, and other possible liabilities. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. In addition, our cybersecurity insurance coverage may be inadequate to cover all costs and expenses associated with a security incident that may occur in the future. We may need to devote significant resources to defend against, respond to and recover from cybersecurity incidents, diverting resources from the growth and expansion of our business.
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
We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, Germany, the Netherlands, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom, and Asia. Approximately 52% and 53% of our revenue for the years ended December 31, 2023 and 2022, respectively, was generated from sales to paying customers located outside the United States including indirect sales through our resellers outside of the United States. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
•differing employment practices, laws, and labor relations; and
•regional health issues and the impact of public health epidemics and pandemics on employees and the global economy.
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales and marketing, which depends in part on the amount of spending allocated by our paying customers or potential paying customers on sales and marketing technology and information. In addition to the internal strategy of our paying customers, which is not predictable and is subject to change, this spending depends on worldwide economic and geopolitical conditions. As we continue to see increased economic uncertainty in the United States and abroad, we may see customers, especially SMBs that are disproportionately impacted by these conditions, reduce or stop spending on our products. Specifically, most of our paying customers are on month-to-month premium subscriptions that can be canceled at any time.
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
As part of our business strategy, we evaluate and may make investments in, or acquisitions of, complementary companies, services, databases, and technologies, and we expect that we will continue to evaluate and pursue such investments and acquisitions in the future to further grow and augment our business, our platform, and product offerings. For example, we acquired Backlinko in January 2022, Kompyte in March 2022, Traffic Think Tank in February 2023, and a majority stake in Datos in December 2023 to expand our technological capabilities and solutions offerings. We have incurred and will continue to incur costs to integrate the businesses of the companies we acquire or invest in into our business and to integrate their products into our platform, such as software integration expenses and costs related to the renegotiation of redundant vendor agreements, and we expect to incur similar costs to integrate future acquisitions. We may have difficulty effectively integrating the personnel, businesses, and technologies of these acquisitions into our company and platform, and achieving the strategic goals of those acquisitions.
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

Any future indebtedness may contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
On January 12, 2021, we executed a credit agreement with JPMorgan Chase Bank, N.A., in the form of a revolving credit facility that consists of a $45.0 million revolving credit facility and a letter of credit sub-facility with an aggregate limit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect. The revolving credit facility matured on January 12, 2024.
•We may incur indebtedness in the future which may contain various covenants that limit our and certain of our subsidiaries’ abilities to operate our business, including the ability to, among other things, incur additional indebtedness or guarantee indebtedness of others;
•create additional liens on our assets;
•pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;
•make investments, including acquisitions;
•make capital expenditures;
•enter into mergers or consolidations or sell assets;

•sell our subsidiaries; or enter into transactions with affiliates. Additionally, any future indebtedness may require us to satisfy certain financial tests and maintain certain financial ratios.
If we experience a decline in cash flow due to any of the factors described in this Item 1A. Risk Factors or otherwise, we could have difficulty paying interest due on our indebtedness and meeting certain financial tests or ratios. If we fail to comply with the various requirements of any future indebtedness, we could be in default of that indebtedness. Any such default could have a material adverse effect on our liquidity and financial condition.
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
The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation From time to time, the labor market becomes increasingly competitive. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. Furthermore, we have recently experienced costs and operational complexities with relocating personnel. Any of these factors or events, if not mitigated, could negatively impacts us, for example by increasing our labor costs, making it more difficult to acquire and retain talent, creating customer service issues, or requiring us to increase our prices, the result of which could have an adverse effect on our business, results of operations or financial condition.

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

Risks Related to the Regulatory Framework that Governs Us
If the use of cookies or other tracking technologies becomes subject to unfavorable legislation or regulation, is restricted by internet users or other third parties or is blocked or limited by users or by technical changes on end users’ devices, our activities could be restricted including, our ability to attract new customers, convert traffic to paying customers and to develop and provide certain products could be diminished or eliminated.
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
For example, relevant applicable laws and regulations governing the collection, use, disclosure, security or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the CCPA and similar state privacy laws, and state breach notification laws. The CCPA, for example, broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale or sharing of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches involving personal information, which is expected to increase the likelihood of, and risks associated with, data breach litigation. The California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and establishes a state agency vested with the authority to enforce the CCPA. It is not yet fully clear how the CCPA (as amended by the CPRA) will be enforced and how it will be interpreted. Additionally, similar comprehensive privacy laws have been passed in many other states and a number of other states have proposed new privacy laws. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated businesses. These new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates and other third parties, and respond to consumer rights requests. The effects of the CCPA and other similar state or federal laws are potentially significant and may require us to modify our data collection or data processing practices and policies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
We have implemented measures designed to comply with the requirements of European Data Protection Law. In respect of these measures, we rely on positions and interpretations of the law (including European Data Protection Law) that have yet to be fully tested before the relevant courts and regulators. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the law (including European Data Protection Law), or if any party brought a claim in this regard, we could be subject to governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, any of which could cause customers to lose trust in us or otherwise damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business. Similarly, if the data collection and processing consents we obtain from our customers, and consumers, are found to be ineffective or noncompliant with the applicable requirements of the law (including European Data Protection Law), we could be subject to regulatory actions, inquiries, investigations, orders, penalties, fines and/or claims made by individuals and groups in private litigation. These potential actions could restrict our ability to collect or otherwise process personal data and may have an adverse impact on our business.
European Data Protection Law also imposes strict rules on the transfer of personal data out of the EU/UK to third countries deemed to lack adequate privacy protections (including the United States), unless an appropriate safeguard specified by the European Data Protection Law is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. We rely on SCCs and certain derogations to transfer personal data from the EU and the UK to the United States. On July 16, 2020, the Court of Justice of the EU (the “CJEU”) in its Schrems II decision ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. If the standard is not met, businesses will be required to adopt supplementary measures. On June 4, 2021, the European Commission published new versions of the SCCs (“New SCCs”), to align with the EU GDPR and to address the issues identified by the CJEU’s Schrems II decision. The UK Information Commissioner’s Office has published its own form of standard contractual clauses, referred to as the “International Data Transfer Agreement” or “IDTA” for the purposes of data transfers out of the UK. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer of personal data from Europe and the UK to the United States and other third countries, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens. Indeed, companies relying on SCCs or the IDTA to govern transfers of personal data to third countries will also need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under European Data Protection Law, including an analysis of the laws in the recipient’s country. European or multi-national customers may refuse or be reluctant to use or continue to use our platform or products as a result of such developments until law makers and regulators in the EU and the United States have resolved the issues that instigated the decision of the CJEU noted above. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our platform and products in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could have an adverse effect on our reputation and business. In addition, the UK has announced plans to reform the country’s data protection legal framework in its Data Protection & Digital Information (No. 2) Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK, and will need to amend our processes and procedures to align with the new framework.
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
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, the European Data Protection Law imposes sanctions for violations up to the greater of €20 million (£17.5 million) and 4% of worldwide gross annual revenue, enables individuals to claim damages resulting from infringement of the European Data Protection Law and introduces the right for non-profit organizations to bring claims on behalf of data subjects. The CCPA allows for fines of up to $7,500 for each violation and many other state laws contemplate penalties for violations. Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.
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
During the second quarter of 2022, we began relocating our Russia-based workforce to other jurisdictions. On August 3, 2022, we completed the sale of our two Russian subsidiaries, Semrush RU Ltd. and Semrush SM Ltd., in connection with the winding down of our operations in Russia. Our exit from Russia was substantially completed by June 30, 2023. See Note 10 “Exit Costs” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our wind down of our Russian operations. We believe the wind down of our operations in Russia has been and continues to be in compliance with new and evolving sanctions and export control laws, including Executive Order 14071, prohibiting, in part, new investment in Russia.
If we are found to be in violation of U.S. sanctions or export control laws, we may be fined or other penalties could be imposed. Furthermore, the laws and regulations concerning export controls and economic sanctions are complex and constantly changing. Changes in export control or economic sanctions laws and enforcement could also result in increased compliance requirements and related costs, which could materially adversely affect our business, results of operations, financial condition, and/or cash flows.
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
Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley Act of 2002, as amended (“SOX”) could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business. In the future, our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
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
In addition, we are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our annual report for any fiscal year following such date that we are no longer an emerging growth company. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Additionally, when required, an independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses, and we expect to incur additional costs as a result of these efforts. While we recently remediated a previously disclosed material weakness, if, in the future, we are unable to successfully remediate future material weaknesses in our internal control over financial reporting the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities.
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
As our business continues to grow and if we become more profitable, we anticipate that our income tax obligations could significantly increase. If our existing tax credits and net operating loss carry-forwards become fully utilized, we may be unable to offset or otherwise mitigate our tax obligations to the same extent as in prior years. This could have a material impact to our future cash flows or operating results. As of December 31, 2023, 25 countries in Europe, the Middle East, Africa, and Asia-Pacific have enacted various aspects of the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global minimum tax (GMT). In 24 of those countries, the GMT is effective beginning in 2024. Based on currently enacted law, the impact of GMT on our 2024 results is not expected to be material, however, the impact could change in the future.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $7.16 to $32.48 through December 31, 2023. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of December 31, 2023 held in the aggregate 88% of the voting power of our capital stock, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, our directors, executive officers, and their affiliates, held in the aggregate 88% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 24, 2028 (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. Our dual class structure and concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders, and may suppress our stock price, for example by making us ineligible for inclusion on certain market indices.
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
Provisions in our amended and restated certificate of incorporation and third amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and third amended and restated bylaws, include provisions that:
•provide that the authorized but unissued shares of our common stock and our preferred stock are available for future issuance without stockholder approval;
•provide that our Board is classified into three classes of directors with staggered three-year terms;
•permit the Board to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and third amended and restated bylaws;
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
Our third amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our third amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our third amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our third amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our third amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our third amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our third amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We are committed to developing and maintaining cybersecurity policies and procedures that are designed to protect the Company against risks from continually evolving cybersecurity threats.
Our cybersecurity program maintains processes designed to identify, measure, and mitigate cybersecurity risks. These processes include internal semi-annual technical audits of existing cybersecurity controls, which are informed by industry standards and frameworks including, but not limited to, the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and the Center for Internal Controls (CIS) critical security controls. These audits are informed by interviews with Company stakeholders to inform cybersecurity priorities.
Our cybersecurity program also includes external and internal penetration tests and vulnerability assessments. We also operate a bug bounty program to encourage proactive vulnerability reporting, and conduct employee training. Additionally, we take part in ongoing cybersecurity industry research and cybersecurity framework development.
We provide periodic updates on cybersecurity risk identification, assessment, and mitigation to executive management, the Audit Committee of the Board of Directors, and the full Board of Directors. Based on their feedback, and in combination with a continuous maturity self-assessment process, we make periodic personnel, processes, or technology adjustments for the cybersecurity program, as appropriate.
To address cybersecurity risks posed by third-party vendors, our cybersecurity program includes processes for third-party vendor risk assessment and management. Based on the sensitivity of the data involved and other business context, our vendor evaluation process may include technical assessments, questionnaires, market analysis, and reviewing references. Based on this information, vendors may be continuously monitored, and reassessments may be conducted on a periodic basis to evaluate ongoing compliance.
Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats and security incidents relating to our and our third party vendors’ information systems. For more information, see Item 1A. Risk Factors.
Governance Related to Cybersecurity Risks
Our cybersecurity program is directed by our Chief Information Officer (“CIO”), along with the Senior Vice President ("SVP") of Information Security. Our CIO has over twenty-five (25) years of experience in the information technology (“IT”) industry, where he has held various chief information officer and technology leadership roles, including as the chief information officer at a public technology company. Our

SVP of Information Security also has over twenty-five (25) years of experience in the IT and information security industries, and previously served as the chief information security officer at a public technology company.
The CIO reports to senior management on the Company’s cybersecurity governance program. Our CIO and SVP of Information Security are members of our cyber resilience steering committee. This committee consists of leaders across the Company in the areas of information security, governance, and oversight. The committee meets periodically and as needed to, as relevant, discuss oversight of the Company’s cybersecurity program, program enhancements, and emerging cybersecurity risks or threats.
Our Board of Directors holds ultimate responsibility for risk oversight, including cybersecurity. The CIO provides an annual cybersecurity update to the Board. Our Audit Committee, pursuant to its charter, has been tasked by our Board with oversight of cybersecurity risk management. The CIO and SVP of Information Technology report to the Audit Committee on cybersecurity matters on a periodic basis.
Item 2. Properties
Our headquarters are located at 800 Boylston Street, Suite 2475, Boston, Massachusetts, USA 02199, where we lease 16,467 square feet of office space. The lease expires in 2027. We use this facility for administration, sales and marketing, technology and development and professional services. Additionally, we lease 39,877 square feet of office space in Prague, Czech Republic, 19,763 square feet of office space in Barcelona, Spain, 16,921 square feet of office space in Amsterdam, Netherlands, 10,450 square feet of office space in Trevose, Pennsylvania, 8,890 square feet of office space in Limassol, Cyprus, 5,396 square feet of office space in Austin, Texas, 4,097 square feet of office space in Philadelphia, Pennsylvania, and 4,365 square feet of office space in Dallas, Texas. The leases expire at various dates between 2024 and 2028, respectively. We rent serviced office spaces with 25 or more desks in Belgrade, Serbia; Berlin, Germany; and Yerevan, Armenia. The service office contracts have expirations during 2024. We believe that these facilities are generally suitable to meet our current needs.
We operate two data centers in Ashburn, Virginia. We also operate two locations in Google Cloud, one in Virginia and one in South Carolina. Our data center leases expire between fiscal years 2025 and 2026. We have excess capacity built into our primary data center leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint. See Note 4 “Leases” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our data centers.

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

Stockholders

As of February 29, 2024, we had 5 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.

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
Issuer Purchases of Equity Securities

None.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 15, 2023. The period-to-period comparison of financial results is not necessarily indicative of future results.
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
•2020: Received multiple awards, including “Best SEO Software Suite” and “Best Search Software Tool” according to the European Search Awards, our headcount grew to more than 900 employees globally, and acquired Prowly;
•2021: Completed our IPO and the Follow-On Offering and surpassed $200 million in ARR; and
•2022: Continued expansion of our App Center to 37 apps including 17 third-party apps, increased the number of customers that pay more than $10,000 annually by more than 50% year over year, and acquired Backlinko and Kompyte.
•2023: Surpassed $300 million in ARR, 100,000 paying customers, 1,000,000 active free customers, and acquired Traffic Think Tank and a controlling interest in Datos.
We generate substantially all of our revenue from monthly and annual subscriptions to our online visibility management platform under a SaaS model. Subscription revenue is recognized ratably over the contract term beginning on the date the product is made available to customers.
We currently operate subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, and France.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S., generating revenues of $146 million and $120 million for the years ended December 31, 2023 and 2022, respectively.
We have one reportable segment. See Note 19 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Our subscription model enables our paying customers to choose among tiered plans for a majority of our products to meet their specific needs. Our multi-price point pricing for our core product ranges between $130 and $500 per month or $1,300 to $5,000 per year, with each price point providing an incremental level of access to our products and usage limits. Within our subscription tiers, customers have the ability to purchase increased usage limits by adding the ability to create additional projects, keywords to track, and seat licenses without moving to a higher price point plan. We have a demonstrated track record of customers consistently upgrading to higher price point plans to get access to incremental functionality and usage limits. Additionally, we offer add-ons that are not included in our subscription plans and are sold on a one-time or monthly basis depending on the add-on.
Since inception, we have managed our rapid growth with discipline and efficiency. We generated revenue of $307.7 million and $254.3 million for the years ended December 31, 2023 and 2022,

respectively, representing growth of 21% year over year. Our revenue grew at a compound annual growth rate of 41% between the years ended December 31, 2017 and December 31, 2023. Our net income for the year ended December 31, 2023 was $1.0 million and our net loss for the year ended December 31, 2022 was $33.8 million, respectively.
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
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define Annual Recurring Revenue (“ARR”) as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless canceled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them. As of December 31, 2023 and 2022, we had nearly 108,000 paying customers and over 95,000 paying customers, respectively, accounting for $337.1 million and $275.1 million in ARR, respectively.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of December 31, 2023 and 2022 was approximately 107% and 118%, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings, and we continue to introduce new products and functionality. Our ARR per paying customer as of December 31, 2023 and 2022 was $3,125 and $2,868, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that non-GAAP income (loss) from operations, non-GAAP income (loss) from operations margin, free cash flow and free cash flow margin, each a non-GAAP financial measure, are useful in evaluating the performance of our business.
Non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin
We define non-GAAP income (loss) from operations as GAAP income (loss) from operations, excluding stock-based compensation expense. We believe non-GAAP income (loss) from operations provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance. We define non-GAAP income (loss) from operations margin as non-GAAP income (loss) from operations divided by GAAP revenue. We believe non-GAAP income (loss) from operations provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Year Ended December 31,
	2023	2022
	(in thousands)
Loss from operations	$(7,667)	$(36,373)
Stock-based compensation expense	15,337	7,393
Non-GAAP income (loss) from operations	$7,670	$(28,980)

	Year Ended December 31,
	2023	2022
Loss from operations (as a percentage of revenue)	(2.0)%	(14.0)%
Stock-based compensation expense (as a percentage of revenue)	5.0%	3.0%
Non-GAAP income (loss) from operations (as a percentage of revenue)	3.0%	(11.0)%
Free cash flow and free cash flow margin
We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by GAAP revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allows us to better understand the cash needs of our business. While we believe that free cash flow and free cash flow margin are useful in evaluating our business, free cash flow and free cash flow margin are each a non-GAAP financial measure that have limitations as an analytical tool, and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash provided by (used in) operating activities in accordance with GAAP. The utility of each of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as tool for comparison. A summary of our cash flows from operating, investing, and financing activities is provided below. We recommend that you review the reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash provided by (used in) operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, provided below, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$7,986	$(9,624)
Net cash used in investing activities	(29,068)	(179,832)
Net cash used in financing activities	(19)	(345)
Effect of exchange rate changes on cash and cash equivalents	184	(275)
Decrease in cash and cash equivalents	$(20,917)	$(190,076)

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$7,986	$(9,624)
Purchases of property and equipment	(2,486)	(4,234)
Capitalization of internal-use software costs	(5,165)	(1,706)
Free cash flow	$335	$(15,564)

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities (as a percentage of revenue)	2.6%	(3.8)%
Purchases of property and equipment (as a percentage of revenue)	(0.8)%	(1.7)%
Capitalization of internal-use software costs (as a percentage of revenue)	(1.7)%	(0.7)%
Free cash flow margin	0.1%	(6.1)%
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
As of December 31, 2023 and 2022, we served nearly 108,000 and over 95,000 paying customers, respectively, in various industries. Our revenue is not concentrated with any single customer or industry. For the years ended December 31, 2023 and 2022 no single customer accounted for more than 10% of our revenue.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs directly associated with our sales and marketing department, including salaries, benefits, incentive compensation, and stock-based compensation, online advertising expenses, and marketing and promotional expenses, as well as allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized on a straight-line basis over the average period of benefit, which we estimate to be two years. We expect that our sales and marketing expenses will fluctuate as a percentage of revenue based on the timing of related costs. New sales personnel require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive.

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
Exit Costs
During the second quarter of 2022, we began relocating our Russia-based workforce to other jurisdictions. As of June 30, 2023, we had substantially completed our relocation efforts. All costs associated with our relocation efforts are included in the consolidated statements of operations in our operating expenses under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs, the loss on the sales of our Russian subsidiaries, and other associated relocation costs. We do not expect to incur exit costs associated with our relocation efforts in future periods.
Other Income (Expense), Net
Included in other income (expense), net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate, with the exception of Russia where the U.S. dollar was the functional currency. For the year ended December 31, 2023, the functional currencies of our international locations were the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income (expense), net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
Other income (expense), net also includes amounts for interest income and expense, other miscellaneous income and expense, and gains and losses unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible note investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income (expense), net for each reporting period. Interest expense is related to our revolving credit facility, which matured on January 12, 2024, as well as interest associated with outstanding finance leases.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the years ended December 31, 2023 and 2022 primarily relates to increased profits in our foreign subsidiaries and the requirement to capitalize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.

Results of Operations for the Years Ended December 31, 2023 and 2022
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$307,675	$254,316
Cost of revenue (1)	52,327	48,553
Gross profit	255,348	205,763
Operating expenses
Sales and marketing (1)	126,871	126,889
Research and development (1)	57,442	41,204
General and administrative (1)	77,410	62,779
Exit Costs	1,292	11,264
Total operating expenses	263,015	242,136
Loss from operations	(7,667)	(36,373)
Other income, net	12,313	3,456
Income (loss) before income taxes	4,646	(32,917)
Provision for income taxes	3,696	931
Net income (loss)	950	(33,848)
Net income (loss) attributable to noncontrolling interest in consolidated subsidiary	—	—
Net income (loss) attributable to Semrush Holdings, Inc.	$950	$(33,848)

(1)Includes stock-based compensation expense as follows:

	For the Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$130	$74
Sales and marketing	3,077	2,235
Research and development	2,213	1,123
General and administrative	9,917	3,961
Total stock-based compensation	$15,337	$7,393

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	For the Year Ended December 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	17%	19%
Gross profit	83%	81%
Operating expenses
Sales and marketing	41%	50%
Research and development	19%	16%
General and administrative	25%	25%
Exit Costs	—%	4%
Total operating expenses	85%	95%
Loss from operations	(2)%	(14)%
Other income, net	4%	1%
Income (loss) before income taxes	2%	(13)%
Provision for income taxes	2%	—%
Net income (loss)	—%	(13)%
Net income (loss) attributable to noncontrolling interest in consolidated subsidiary	—%	—%
Net income (loss) attributable to Semrush Holdings, Inc.	—%	(13)%

Comparison of the Years Ended December 31, 2023 and 2022
Revenue
Our revenue during the years ended December 31, 2023 and 2022 was as follows:

	For the Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$307,675	254,316	$53,359	21%

For the year ended December 31, 2023, revenue increased by $53.4 million. The majority of this increase was driven by an increase in the number of paying customers to nearly 108,000 as of December 31, 2023 from over 95,000 as of December 31, 2022. The increase in revenue for the year ended December 31, 2023 was also driven by growth in user licenses per customer, add-ons, and attach rates. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Cost of Revenue, Gross Profit and Gross Margin

	For the Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$52,327	$48,553	$3,774	8%
Gross profit	$255,348	$205,763	$49,585	24%
Gross margin	83%	81%

For the year ended December 31, 2023, cost of revenue increased by $3.8 million. This increase was primarily driven by a $1.8 million increase to integration and data costs, primarily as a result of increasing costs incurred related to new products and customer growth, a $1.1 million increase to merchant fees commensurate with revenue growth, and a $0.8 million increase to depreciation and amortization expense primarily related to increased capitalized software balances as of December 31, 2023.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$126,871	$126,889	$(18)	—%
Percentage of total revenue	41%	50%

For the year ended December 31, 2023, sales and marketing expense remained relatively flat. Marketing and advertising expense decreased by $19.6 million, primarily as a result of decreased expenses for paid video and paid search marketing. This decrease was offset by an increase to personnel costs of $19.3 million primarily as a result of a 17% increase in headcount as we continue to expand our sales teams to grow our customer base as well as the costs associated with operating in higher cost locations. Personnel costs include the amortization of capitalized commission costs, which increased year over year, partially due to the amortization of commissions paid in prior periods, as well as expense associated with the amortization of commissions paid and capitalized during 2023, which increased due to the overall growth in sales.
Research and Development

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$57,442	$41,204	$16,238	39%
Percentage of total revenue	19%	16%
For the year ended December 31, 2023, research and development costs increased by $16.2 million, primarily as a result of a 12% increase in headcount as compared to the year ended December 31, 2022, as well as increased compensation costs associated with the relocation of many research and development employees to higher cost countries.

General and administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$77,410	$62,779	$14,631	23%
Percentage of total revenue	25%	25%
For the year ended December 31, 2023, general and administrative expense increased by $14.6 million. Personnel costs increased by $16.6 million, which includes a $6.0 million increase in stock-based compensation compared to the year ended December 31, 2022 applicable to these teams. This increase to personnel costs was primarily driven by a 9% increase in headcount as compared to the year ended December 31, 2022 as we continued to expand our accounting and reporting, legal and compliance, and internal support teams. The increases were off-set in part by a decrease in professional services of $0.9 million, which was primarily driven by a decrease in consulting fees. Other general and administrative expense also decreased by $1.0 million, primarily driven by a decrease to business insurance and office related expenses.
Other Income, Net

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income, net	$12,313	$3,456	$8,857	256%
Percentage of total revenue	4%	1%
For the year ended December 31, 2023, other income, net increased by $8.9 million. The change in other income, net for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in interest income and an increase in the fair value of convertible notes during the year.

Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$3,696	$931	$2,765	297%
Percentage of total revenue	1.2%	0.4%
For the year ended December 31, 2023, the provision for income taxes increased by $2.8 million. The increase in the provision for income taxes for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to increased profits in our foreign subsidiaries and the requirement to capitalize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.

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
As of December 31, 2023, we had cash and cash equivalents of $58.8 million, short-term investments of $179.7 million and accounts receivable of $7.9 million.
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
As of December 31, 2023, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility.
All of our obligations under our credit facility will be guaranteed by our future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.
Borrowings under the credit facility bear interest at our option at (i) the Applicable Benchmark Rate, subject to a 0.50% floor, plus a credit spread adjustment margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For Applicable Benchmark Rate borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). We are also required to pay a 0.25% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears. As of December 31, 2023, we had not drawn on this revolving credit facility or the letter of credit. The credit facility matured on January 12, 2024.

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing and product and development departments, and hosting costs.
Net cash provided by operating activities during the year ended December 31, 2023 was $8.0 million, which resulted from net income of $1.0 million adjusted for non-cash charges of $28.3 million and a net cash outflow of $21.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $15.3 million of stock-based compensation expense, $10.4 million for amortization of deferred contract acquisition costs related to capitalized commissions, $6.8 million of depreciation and amortization expense, and $3.9 million of non-cash lease expense; partially offset by a cash outflow of $6.1 million for amortization (accretion) of premiums and discounts on investments. The change in operating assets and liabilities was primarily the result of a $14.0 million increase in deferred contract costs, a $7.4 million decrease in accounts payable, a $3.9 million decrease in operating lease liabilities, and a $3.8 million increase in accounts receivable, and a $2.3 million increase in prepaid expenses and other current assets. These outflows were partially offset by an $8.8 million increase in deferred revenue due to the addition of new customers and expansion of the business and a $1.6 million increase in accrued expenses.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $29.1 million, which resulted from $257.5 million used to purchase short-term investments, $5.2 million in capitalization of internal-use software costs, $5.1 million used in cash paid for acquisition of assets and businesses, and $2.5 million used in purchases of property and equipment. These cash outflows were partially offset by $241.6 million in proceed from sales and maturities of short-term investments.
Net cash used in investing activities for the year ended December 31, 2022 was $179.8 million, which resulted from $157.9 million used to purchase short-term investments, $14.0 used in cash paid for acquisition of assets and businesses, $4.2 million used in purchases of property and equipment, and $2.0 million used to purchase convertible debt securities.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 consisted of $2.5 million in cash outflows relating to payments on finance leases. These outflows were partially offset by $2.2 million in proceeds related to the exercises of stock options and $0.3 million in proceeds related to shares issued in connection with the Employee Stock Purchase Plan.
Net cash used in financing activities for the year ended December 31, 2022 was $0.3 million and consisted of cash inflows related to the exercises of stock options of $1.0 million as well as shares issued in connection with the Employee Stock Purchase Plan of $0.8 million and cash outflows relating to payments on finance leases of $2.1 million.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under leases for office space and leases for data center facilities. For more information regarding our lease obligations, see Note 4 to the consolidated financial statements of this Annual Report on Form 10-K. In addition to our leases, we also have multi-year commitments with certain data providers expiring at various dates through 2026. For more information regarding our commitments with data providers, see Note 16 to the consolidated financial statements of this Annual Report on Form 10-K. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
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
The weighted-average fair values of options granted during the years ended December 31, 2023 and 2022 were $5.58 and $6.36 per share, respectively. The weighted-average assumptions utilized to determine the fair value of options granted are presented in the following table:

	Year Ended December 31,
	2023	2022
Expected volatility	63.1%	53.3%
Weighted-average risk-free interest rate	3.75%	2.72%
Expected dividend yield	—	—
Expected life – in years	6	6
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

Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of December 31, 2023 and 2022, we had cash, cash equivalents, and investments of $238.6 million and $237.5 million, respectively. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
As of December 31, 2023, we had $45.0 million available under the revolving credit facility, with $5.0 million of such revolving commitments available under the letter of credit sub-facility. Our revolving credit facility matured on January 12, 2024.

Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, korunas, and zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in these foreign currencies, primarily the euro. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $9.0 million gain or loss on our consolidated statements of operations and cash flows.
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

Item 8. Financial Statements and Supplementary Data
SEMRUSH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Semrush Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semrush Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 7, 2024

SEMRUSH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$58,848	$79,765
Short-term investments	179,721	157,774
Accounts receivable	7,897	3,559
Deferred contract costs, current portion	9,074	6,974
Prepaid expenses and other current assets	10,014	9,307
Total current assets	265,554	257,379
Property and equipment, net	6,686	8,076
Operating lease right-of-use assets	14,069	12,009
Intangible assets, net	16,083	10,286
Goodwill	24,879	6,529
Deferred contract costs, net of current portion	3,586	2,082
Other long-term assets	633	2,329
Total assets	$331,490	$298,690
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$9,187	$15,495
Accrued expenses	19,891	17,847
Deferred revenue	58,310	49,354
Current portion of operating lease liabilities	4,274	3,694
Other current liabilities	2,817	2,311
Total current liabilities	94,479	88,701
Deferred revenue, net of current portion	331	122
Deferred tax liability	839	11
Operating lease liabilities, net of current portion	10,331	8,929
Other long-term liabilities	1,195	1,023
Total liabilities	107,175	98,786
Commitments and contingencies (Note 16)
Stockholders' equity
Undesignated preferred stock, $0.00001 par value — 100,000 shares authorized, and no shares issued or outstanding as of December 31, 2023 or 2022	—	—
Class A common stock, $0.00001 par value — 1,000,000 shares authorized and 120,629 shares issued and outstanding as of December 31, 2023; 43,743 shares issued and outstanding as of December 31, 2022	1	—
Class B common stock, $0.00001 par value — 160,000 shares authorized, and 23,482 shares issued and outstanding as of December 31, 2023; 97,897 shares issued and 97,844 outstanding as of December 31, 2022	—	1
Additional paid-in capital	291,898	274,057
Accumulated other comprehensive loss	(752)	(1,206)
Accumulated deficit	(71,998)	(72,948)
Total stockholders' equity attributable to Semrush Holdings, Inc.	219,149	199,904
Noncontrolling interest in consolidated subsidiary	5,166	—
Total stockholders’ equity	224,315	199,904
Total liabilities and stockholders' equity	$331,490	$298,690
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2023	2022	2021
Revenue	$307,675	$254,316	$188,001
Cost of revenue	52,327	48,553	41,934
Gross profit	255,348	205,763	146,067
Operating expenses
Sales and marketing	126,871	126,889	81,122
Research and development	57,442	41,204	24,322
General and administrative	77,410	62,779	43,116
Exit Costs	1,292	11,264	—
Total operating expenses	263,015	242,136	148,560
Loss from operations	(7,667)	(36,373)	(2,493)
Other income (expense), net	12,313	3,456	(522)
Income (loss) before income taxes	4,646	(32,917)	(3,015)
Provision for income taxes	3,696	931	270
Net income (loss)	950	(33,848)	(3,285)
Net income (loss) attributable to noncontrolling interest in consolidated subsidiary	—	—	—
Net income (loss) attributable to Semrush Holdings, Inc.	$950	$(33,848)	$(3,285)

Net income (loss) per share attributable to common stockholders—basic:	$0.01	$(0.24)	$(0.03)
Net income (loss) per share attributable to common stockholders—diluted:	$0.01	$(0.24)	$(0.03)

Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic:	142,593	141,160	126,586
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted:	146,065	141,160	126,586

Net income (loss)	$950	$(33,848)	$(3,285)
Other comprehensive income (loss)
Foreign currency translation adjustments	451	(851)	(230)
Unrealized gain (loss) on investments	3	(125)	—
Comprehensive income (loss)	1,404	(34,824)	(3,515)
Comprehensive income attributable to noncontrolling interest in consolidated subsidiary	—	—	—
Comprehensive income (loss) attributable to Semrush Holdings, Inc.	$1,404	$(34,824)	$(3,515)
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A		Series A-1		Series B		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit) Attributable to Semrush Holdings, Inc.	Noncontrolling Interest in Consolidated Subsidiary	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	3,379,400	$7,789	1,837,600	$10,270	4,681,400	$24,000	95,050,041	$—	—	$—	—	$—	$4,975	$—	$(35,815)	(6,840)	$—	(6,840)
Conversion of preferred stock	(3,379,400)	(7,789)	(1,837,600)	(10,270)	(4,681,400)	(24,000)	29,695,200	—	—	—	—	—	42,058	—	—	18,058	—	18,058
Issuance of Class A Common Stock in connection with the initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	10,000,000	—	—	—	126,622	—	—	126,622	—	126,622
Reclassification of Common Stock to Class B Common Stock in connection with the initial public offering	—	—	—	—	—	—	(124,745,241)	—	—	—	124,745,241	1	(1)	—	—	—	—	—
Issuance of Class A Common Stock in connection with the partial exercise of the overallotment option in connection with the initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	719,266	—	—	—	9,245	—	—	9,245	—	9,245
Issuance of Class A Common Stock in connection with follow-on public offering, net of issuance costs	—	—	—	—	—	—	—	—	4,000,000	—	—	—	77,903	—	—	77,903	—	77,903
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	17,121,795	—	(17,121,795)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,194,918	—	1,327	—	—	1,327	—	1,327
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,742	—	—	2,742	—	2,742
Vesting of Class B Common Stock in connection with Restricted Stock Awards	—	—	—	—	—	—	—	—	—	—	51,762	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(230)	—	(230)	—	(230)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,285)	(3,285)	—	(3,285)
Balances at December 31, 2021	—	—	—	—	—	—	—	—	31,841,061	—	108,870,126	1	264,871	(230)	(39,100)	225,542	—	225,542
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	11,078,315	—	(11,078,315)	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	681,860	—	—	—	981	—	—	981	—	981
Issuance of shares in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	64,756	—	—	—	758	—	—	758	—	758
Vesting of Common Stock in connection with Restricted Stock Units	—	—	—	—	—	—	—	—	77,182	—	51,759	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	7,447	—	—	7,447	—	7,447
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(851)	—	(851)	—	(851)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	—	—	(125)	—	(125)	—	(125)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,848)	(33,848)	—	(33,848)
Balances at December 31, 2022	—	—	—	—	—	—	—	—	43,743,174	—	97,843,570	1	274,057	(1,206)	(72,948)	199,904	—	199,904
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	74,414,844	1	(74,414,844)	(1)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,917,922	—	—	—	2,240	—	—	2,240	—	2,240
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	38,879	—	—	—	264	—	—	264	—	264
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	514,328	—	53,331	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	15,337	—	—	15,337	—	15,337
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	451	—	451	—	451
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	—	—	3	—	3	—	3
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	950	950	—	950
Acquisition of noncontrolling interest (See Note 9)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,166	5,166
Balances at December 31, 2023	—	$—	—	$—	—	$—	—	$—	120,629,147	$1	23,482,057	$—	$291,898	$(752)	$(71,998)	$219,149	$5,166	$224,315

The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31,
	2023	2022	2021
Operating Activities
Net income (loss)	$950	$(33,848)	$(3,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	6,790	6,650	3,535
Amortization of deferred contract costs	10,379	8,988	6,489
Amortization (accretion) of premiums and discounts on investments	(6,067)	—	—
Non-cash lease expense	3,940	4,520	—
Stock-based compensation expense	15,337	7,393	2,742
Non-cash interest expense	209	242	211
Change in fair value of convertible debt securities	(3,552)	(1,152)	—
Deferred taxes	301	(253)	59
Intangible asset impairment expense	122	642	—
Loss on disposal of subsidiaries	—	1,738	—
Other non-cash items	858	—	—
Changes in operating assets and liabilities
Accounts receivable	(3,789)	(3,317)	(791)
Deferred contract costs	(13,982)	(9,452)	(9,362)
Prepaid expenses and other current assets	(2,347)	(2,446)	(2,784)
Accounts payable	(7,394)	6,793	1,527
Accrued expenses	1,627	(848)	11,613
Other current liabilities	(238)	(394)	—
Deferred revenue	8,755	9,133	13,807
Other long-term liabilities	—	94	—
Change in operating lease liability	(3,913)	(4,107)	—
Net cash provided by (used in) operating activities	7,986	(9,624)	23,761
Investing Activities
Purchases of property and equipment	(2,486)	(4,234)	(2,380)
Purchases of short-term investments	(257,516)	(157,899)	—
Proceeds from sales and maturities of short-term investments	241,641	—	—
Purchases of convertible debt securities	(326)	(2,000)	(500)
Capitalization of internal-use software costs	(5,165)	(1,706)	(1,403)
Cash paid for acquisition of assets and businesses, net of cash acquired	(5,066)	(13,993)	(350)
Purchases of other investments	(150)	—	—
Net cash used in investing activities	(29,068)	(179,832)	(4,633)
Financing Activities
Proceeds from exercise of stock options	2,240	981	1,327
Proceeds from issuance of shares in connection with Employee Stock Purchase Plan	264	758	—
Payment of finance leases	(2,523)	(2,084)	(1,373)
Net proceeds from completing public offerings	—	—	215,370
Net cash (used in) provided by financing activities	(19)	(345)	215,324
Effect of exchange rate changes on cash and cash equivalents	184	(275)	(230)
(Decrease) increase in cash, cash equivalents and restricted cash	(20,917)	(190,076)	234,222
Cash, cash equivalents and restricted cash, beginning of period	79,765	269,841	35,619
Cash, cash equivalents and restricted cash, end of period	$58,848	$79,765	$269,841
Supplemental cash flow disclosures
Cash paid for interest	$197	$229	$321
Cash paid for income taxes	$3,097	$603	$248
Property and equipment purchases included in accounts payable	$585	$—	$—
Acquisition of fixed assets under finance leases	$—	$1,050	$5,750
Unrealized gain (loss) on short-term investments	$3	$(125)	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,739	$18,359	$—
Accrued purchase consideration	$2,071	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2023, 2022, and 2021
(in thousands, except share and per share data, unless otherwise noted)
1.Organization and Description of Business
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and has wholly owned subsidiaries in Armenia, Canada, Cyprus, the Czech Republic, France, Germany, the Netherlands, Poland, Spain, Serbia, and the United States.
The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological change, competitive pressure from substitute products or larger companies, protection of proprietary technology, management of international activities, the need to obtain additional financing to support growth, and dependence on third parties and key individuals
2.Summary of Significant Accounting Policies
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and subsidiaries in which it holds a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. Ownership interests in subsidiaries represented by other parties that do not control the entity are presented in the consolidated financial statements as activities and balances attributable to noncontrolling interests.

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
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 20.
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the years ended December 31, 2023, 2022, and 2021, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the years ended December 31, 2023, 2022 and 2021.
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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $9,165 and $9,007 during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022, and 2021, $48,870, $40,232, and $26,537 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2023 was $1,424, of which the Company expects to recognize $1,092 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2023. For performance obligations not satisfied as of December 31, 2023, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2023. The remaining durations are less than one year.
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
Cost of Revenue
Cost of revenue primarily consists of expenses related to supporting and hosting the Company’s SaaS platforms, acquiring data, merchant account fees, and providing support to the Company’s customers. These costs include salaries, benefits, incentive compensation and stock-based compensation expense related to the management of the Company’s data centers, the customer support team, and data acquisition costs. In addition to these expenses, the Company incurs third-party service provider costs, such as merchant account fees, data center and networking expenses, allocated overhead costs, and depreciation and amortization expense associated with the Company’s property and equipment and capitalized internal-use software development costs.
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
As of December 31, 2023 and 2022, no individual customer represented more than 10% of the Company’s accounts receivable. During the years ended December 31, 2023, 2022, and 2021, no individual customer represented more than 10% of the Company’s revenue.
Allowance for doubtful accounts
The Company reduces gross trade accounts receivable by an allowance for doubtful accounts based upon the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. Provisions for the allowance for doubtful accounts are recorded in general and administrative expense. As of December 31, 2023 and 2022, the Company did not record an allowance for doubtful accounts.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life
Computer equipment	2 to 5 years
Furniture and office equipment	5 to 7 years
Leasehold improvements	Lesser of asset life or lease term
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
During the years ended December 31, 2023, 2022, and 2021, the Company capitalized $5,165, $1,760, and $1,403, respectively, of software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets. The Company recorded amortization expense associated with its capitalized software development costs of $721, $570, and $482 for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, the net book value of capitalized software development costs was $6,286 and $1,962, respectively.
Business Combinations
In accordance with ASC 805, Business Combinations (“ASC 805”), the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
The Company recognizes identifiable assets acquired, liabilities assumed, and noncontrolling interest at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates, or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair value are recorded as an adjustment to operating expenses within the consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period.
Goodwill and acquired intangible assets
Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment and the fair value of its reporting unit has been determined based on the Company’s enterprise value. As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more likely than not (i.e., greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The Company completed its qualitative assessment and concluded that as of October 1, 2023, it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets and noted no indicators of impairment as of December 31, 2023.
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
For the years ended December 31, 2023 and 2022, the Company recorded $122 and $642 of impairment expense related to its capitalized software development costs, respectively. Impairment expense related to capitalized software development costs is included in “research and development” in the accompanying consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2021, the Company did not identify any indicators of impairment of its long-lived assets.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. The company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of December 31, 2023 and 2022, due to the short-term nature of these instruments.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense, which is included within sales and marketing expense in the consolidated statements of operations and comprehensive income (loss), was $46,745, $66,319, and $42,677 for the years ended December 31, 2023, 2022, and 2021, respectively.
Leases
Subsequent to the adoption of ASU 2016-02, “Leases (“Topic 842”)”, the Company classifies leases at the lease commencement date. At the commencement date, the Company recognizes a right-of-use asset (“ROUA”) and a lease liability on the balance sheet for all leases with the exception of those with a lease term of 12 months or less. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

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

See Note 4 for further information.

Foreign Currency Translation
The Company operates in a multi-currency environment having transactions in such currencies as the U.S. dollar, Czech koruna, euro, and others. The reporting currency of the Company is the U.S. dollar.
For all periods up to and including the year ended December 31, 2021, the functional currency of the Company’s foreign subsidiaries was the U.S. dollar, with the exception of Prowly, where the functional currency is the local currency, the zloty. For all other entities, foreign currency transactions were measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. As each subsequent balance sheet date, foreign currency denominated assets and liabilities of these international subsidiaries were remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate. Any differences resulting from the remeasurement of foreign denominated assets and liabilities of the international subsidiaries to the U.S. dollar functional currency were recorded within other income (expense) in the consolidated statement of operations and comprehensive income (loss).

Beginning on January 1, 2022, as a result of changes in the economic facts and circumstances of its business environment, the Company reassessed its functional currency determinations for all foreign subsidiaries and determined that the functional currencies of the Company’s foreign subsidiaries is the local currency at each of its subsidiary locations, with the exception of its former Russian subsidiaries where the U.S. dollar remained the functional currency. As of August 10, 2022, the Company no longer has operating subsidiaries in Russia. See Note 10 for more information on the sale of the Company’s Russian subsidiaries. Accordingly, beginning January 1, 2022, assets and liabilities of the Company’s foreign subsidiaries that maintain local currencies as functional currencies are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The Company includes the effects of these foreign currency translation adjustments in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit).
The foreign currency exchange loss included in other income (expense), net for the years ended December 31, 2023, 2022, and 2021 was $1,116, $1,302, and $4, respectively.
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
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company is more likely than not to be sustained upon audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2023 and 2022 the Company has not recorded any reserves related to uncertain tax positions.
Stock-Based Compensation
The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations and comprehensive income (loss). For service-based awards, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
See Note 15 for further description of the Company’s stock-based compensation plans and a summary of the stock-based award activity for the years ended December 31, 2023, 2022, and 2021.
Comprehensive Income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. Such changes include the cumulative foreign currency translation adjustment and unrealized gains or losses on available-for-sale securities. The tax effect of the cumulative foreign currency translation adjustment and unrealized gains or losses on available-for-sale securities is not significant for the years ended December 31, 2023, 2022, and 2021.

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
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use an expected loss model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The Company adopted the standard utilizing the modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early application permitted. The Company is evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and disclosures.
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is evaluating the impact of adoption on our financial disclosures.

3.    Cash, Cash Equivalents, and Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and amounts held in interest-bearing money market funds. Cash equivalents are carried at cost, which approximates their fair market value. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their stated maturities as well as the time period the Company intends to hold such securities. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the consolidated statements of operations and comprehensive income (loss).
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities (“ASC 320”), it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity (deficit). The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the consolidated statements of operations and comprehensive income (loss). Realized gains and losses are recorded in the consolidated statements of operations and comprehensive income (loss) based on the specific-identification method. There were no material realized gains or losses on investments for the years ended December 31, 2023 or 2022. As of December 31, 2023 and 2022, the aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $89,381 and $137,816, respectively. The Company did not hold any investments in an unrealized loss position for greater than twelve months as of December 31, 2023 and December 31, 2022, respectively.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive loss in the consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and net (income) loss. For the year ended December 31, 2023, the Company determined that no impairments were required to be recognized in the consolidated statements of operations.
The following is a summary of cash, cash equivalents and investments as of December 31, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
Cash and cash equivalents	$58,848	$—	$—	$58,848
Investments:
U.S. treasury securities	179,843	265	(387)	179,721
Total investments	179,843	265	(387)	179,721
Total cash, cash equivalents, and investments	$238,691	$265	$(387)	$238,569

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
Cash and cash equivalents	$79,765	$—	$—	$79,765
Investments:
U.S. treasury securities	153,604	5	(108)	153,501
Corporate securities	4,295	—	(22)	4,273
Total investments	157,899	5	(130)	157,774
Total cash, cash equivalents, and investments	$237,664	$5	$(130)	$237,539
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At December 31, 2023 and 2022, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the years ended December 31, 2023 and 2022.
As of December 31, 2023, the Company held $97.7 million in U.S. treasury securities with maturities within one year and $82.0 million in U.S. treasury securities with maturities after one year and within three years.
Restricted Cash
As of December 31, 2021, restricted cash was $176 and related to cash held at a separate financial institution in an interest-bearing cash account as collateral for a letter of credit related to the contractual provisions for one of the Company’s building leases. During 2022, this cash was returned to the Company and a corresponding reduction was made to the Company’s line of credit. See Note 12 for detail on this credit facility.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying consolidated statements of cash flows.

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$58,848	$79,765	$269,665
Restricted cash included in "other long-term assets"	—	—	176
Cash, cash equivalents and restricted cash	$58,848	$79,765	$269,841
4.    Leases
Lease Portfolio Overview
The Company’s operating lease obligations consist of various leases for office space in areas that include, among others, Austin, Texas; Boston, Massachusetts; Dallas, Texas; Trevose, Pennsylvania; Amsterdam, Netherlands; Barcelona, Spain; Limassol, Cyprus; and Prague, Czech Republic. The company has lease terms which expire at various times through 2028. Certain leases include extension options, rent escalations, and non-cancellable terms.
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
The Company elected the three practical expedients as a package and applied them consistently to all leases, which allowed it to forgo reassessing whether any expired or existing contract contain leases, the classification for any expired or existing leases, and the initial direct costs for existing leases. The Company also made an accounting policy election to not recognize a lease liability or right-of-use asset on its consolidated balance sheet for leases with an initial term of twelve months or less, and instead recognizes such lease payments in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$4,523	$3,936
Short-term lease cost	1,631	1,128
Variable lease cost	5,491	7,340
Total lease cost	$11,645	$12,404

	Year Ended December 31,
	2023	2022
Amortization of lease assets	$2,282	$2,106
Interest on lease liabilities	83	115
Total finance lease cost	$2,365	$2,221

Weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	3.6	3.9
Finance leases	1.1	1.6
Weighted-average discount rate
Operating leases	5.30%	5.08%
Finance leases	4.99%	3.69%
Future minimum amounts payable as of December 31, 2023 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$4,748	$667
2025	4,321	194
2026	3,736	—
2027	2,098	—
2028 and thereafter	998	—
Total lease payments	15,901	861
Less: imputed interest	(1,296)	(70)
Total lease liabilities	$14,605	$791
As of December 31, 2023 the Company had one additional operating lease with future lease payments of $567 that has not yet commenced in Belgrade, Serbia. The lease is expected to commence in June 2024. As of December 31, 2023, the Company had no finance leases that had not yet commenced.
Rent expense related to the Company’s office facilities was $5,195, $5,064, and $3,817 for the years ended December 31, 2023, 2022, and 2021, respectively.

5.    Fair Value Measurement
The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2023 and

December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$54,269	$—	$—	$54,269
U.S. treasury securities	—	179,721	—	179,721
Total assets	$54,269	$179,721	$—	$233,990

Liabilities:
Contingent consideration	$—	$—	$597	$597
Total liabilities	$—	$—	$597	$597

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$36,222	$—	$—	$36,222
U.S. treasury securities	—	153,501	—	153,501
Corporate securities	—	4,273	—	4,273
Convertible debt securities (See Note 5)	—	—	3,652	3,652
Total assets	$36,222	$157,774	$3,652	$197,648

Liabilities:
Contingent consideration	$—	$—	$227	$227
Total liabilities	$—	$—	$227	$227
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
As of December 31, 2023, the Company measured the contingent consideration associated with the Datos acquisition (See Note 9) based on significant unobservable inputs (Level 3). As of December 31, 2022 the Company measured its investments in convertible debt securities (see Note 7) and its contingent consideration associated with the acquisition of Prowly.com sp. Z o.o (“Prowly”) on a recurring basis using significant unobservable inputs (Level 3).

Convertible Debt Securities
The Company records its convertible debt securities at fair value on the purchase date. The Company determines the fair value of these investments using the Black-Scholes Merton model. Each reporting period thereafter, these investments are revalued and increases or decreases in their fair values are recorded as adjustments to other income, net within the consolidated statements of operations and comprehensive income (loss) to reflect the gains and losses. Changes in the fair value of these investments can result from changes in the estimated enterprise value of the issuers, the likelihoods and methods of such conversions, and other market factors. Significant judgment is employed in determining the appropriateness of these assumptions as of the purchase date and for each subsequent period. Accordingly, changes in any of the assumptions described above can materially impact the amount of gain or loss the Company records in any given period.
A rollforward of the fair value measurements of the convertible debt securities for the years ended December 31, 2022 and 2023 is as follows:

Balance as of December 31, 2021	$500
Additional investment in convertible debt securities	2,000
Change in fair value included in other income, net	1,152
Balance as of December 31, 2022	3,652
Additional investment in convertible debt securities	326
Change in fair value included in other income, net	3,552
Conversion of convertible debt securities (See Note 9)	$(7,530)
Balance as of December 31, 2023	$—
Contingent consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair values are recorded as an adjustment to operating expenses within the consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period.
As of December 31, 2023, the total estimated fair value of the contingent consideration payable associated with the Datos acquisition (See Note 9) was $597. Changes in the estimated fair value of the Datos contingent consideration payable will be recognized in other income (expense). The following table represents the key inputs used in the fair value calculation:

December 31, 2023
Risk free interest rate	4.80%
Projected year of payment	2025
Revenue volatility	11.0%
Discount rate	7.70%

As of December 31, 2023, the contingent consideration associated with the acquisition of Prowly had been paid. The total estimated fair value of the contingent consideration payable was $227 as of December 31, 2022. The following table represents the key inputs used in the fair value calculation:

December 31, 2022
Risk free interest rate	4.72%
Projected year of payment	2023
Revenue volatility	20.1%
Discount rate	9.72%
Changes in the estimated fair value of the Prowly contingent consideration payable were recognized over the three-year service period. A rollforward of the fair value measurements of the contingent consideration liability for the years ended December 31, 2023 and 2022, is as follows:

Balance as of December 31, 2021	$424
Expense recognized related to service period rendered	(20)
Payments made	(177)
Balance as of December 31, 2022	227
Expense recognized related to service period rendered	(4)
Payments made	(223)
Balance as of December 31, 2023	$—

6.    Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2023	2022
Computer equipment (1)	$11,084	$11,133
Furniture and office equipment	1,965	1,738
Leasehold improvements	2,469	786
Total property and equipment	15,518	13,657
Less: accumulated depreciation and amortization	(8,832)	(5,581)
Property and equipment, net	$6,686	$8,076
(1) Includes property and equipment acquired under finance leases of $6,481 and $3,272, respectively.
Depreciation and amortization expense related to property and equipment was $3,762, $4,200, and $2,826 for the years ended December 31, 2023, 2022, and 2021, respectively. Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 included $2,314, $2,030, and $1,465 related to property and equipment acquired under finance and capital leases.

7.    Other Assets
Investments in Convertible Debt
In January 2021, the Company purchased two convertible debt securities (the “January 2021 Notes”) for a total aggregate investment of $500 with maturity dates of January 1, 2023 and annual interest rates of 6%. In February 2022, the Company purchased an additional convertible debt security (the “February 2022 Note”) in the amount of $2,000 with a maturity date of February 25, 2024, and annual interest rate of 6%. Interest accrues on each note and becomes payable upon conversion of each convertible note, or will be paid in connection with the repayment in full of the principal amount of such convertible notes. During 2022, the Company performed a periodic evaluation of the investee and determined that it was unlikely that one of the January 2021 Notes would be repaid due to degrading financial results. The Company determined that the carrying value of the note exceeded its fair value and recorded a decrease in the fair value of the note of $250 during the year ended December 31, 2022.
In March 2023, the Company purchased a convertible debt security (the “March 2023 Note”) for a total aggregate investment of $326. The March 2023 Note receives interest at an annual rate of 9% and matures on March 31, 2025. During 2023, the Company performed a periodic review of the operations of the investee and determined that the carrying value of the Note exceeded its fair value due to degrading progress in operations. Accordingly, the Company recorded a decrease in the fair value of the March 2023 Note of $326 for the year ended December 31, 2023.
These convertible debt securities are classified as available-for-sale securities. On December 1, 2023, the Company converted the remaining January 2021 Note and the February 2022 Note in connection with the acquisition of Datos Inc. (See Note 9). As of December 31, 2023, the Company does not have any convertible debt securities recorded on the consolidated balance sheet. As of December 31, 2022, these Notes were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets based on the maturity dates. The Company accounts for these investments, along with the embedded derivatives associated with their conversion features, by utilizing the fair value option within ASC 825, Financial Instruments (“ASC 825”), and accounting for the entire hybrid instrument at fair value through other income (expense). The Company recorded an increase in the fair value of convertible notes of $3,552 and $1,152 for the years ended December 31, 2023 and 2022, respectively.
With respect to its investments in these convertible debt securities prior to conversion, the Company held a variable interest in the issuer of these securities, which was a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results of operations for the years ended December 31, 2022, and 2021. Significant judgments included the determination that this variable interest entity lacked sufficient equity at risk to finance its activities without additional subordinated support, and that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests did not constitute a controlling financial interest. Upon conversion of the convertible debt securities, and in connection with the Company’s acquisition of Datos Inc. (See Note 9), the Company consolidated the Datos Inc. financial statements into the Company’s consolidated financial statements starting on the acquisition date of December 1, 2023.
8.    Net Income (Loss) Per Share
In March 2021, the Company amended its certificate of incorporation to create two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 14 “Redeemable Convertible Preferred Stock and Stockholders’ Equity”, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one (1) vote per share and each share of Class B common stock is entitled to ten (10) votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Shares of Class B common stock are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. See Note 14 “Redeemable Convertible Preferred Stock and Stockholders’ Equity” for additional information regarding the current conversion and transfer terms of the Company’s common stock. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
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
For the years ended December 31, 2022 and 2021, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for these periods as its effect would have been anti-dilutive due to the net losses incurred for these periods.
For the year ended December 31, 2023, dilutive net income per share attributable to common stockholders was calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of Restricted Stock Awards.

The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Year ended December 31,
	2023	2022	2021
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	142,593,000	141,160,000	126,586,000
Dilutive effect of share equivalents resulting from stock options	3,403,051	—	—
Dilutive effect of share equivalents resulting from restricted stock awards	69,282	—	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	146,065,333	141,160,000	126,586,000
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the periods presented:

	Year ended December 31,
	2023	2022	2021
Stock options outstanding	3,748,877	6,865,265	6,329,822
Unvested RSAs, RSUs, and PSUs	1,558,847	1,328,714	345,026
For the years ended December 31, 2023, and 2022, 1,077,726 and 1,283,620, shares of Class A common stock potentially issuable under PSU awards were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. The Company did not have PSU awards in 2021. See Note 15 “Stock-Based Compensation” for additional information regarding the Company’s PSU awards.
9.    Acquisitions, Intangible Assets, and Goodwill
Acquisitions
Datos
On December 1, 2023, the Company completed a stock purchase agreement to acquire approximately 60% of the voting equity interests in Datos Inc. (“Datos”). The Company has accounted for this transaction as a business combination under the acquisition method. The primary purpose of this business combination is to acquire Datos’ valuable clickstream data software. The Company performed acquisition accounting as of December 1, 2023. The acquisition date fair value of the consideration transferred consisted of the following:

Acquisition Date
Consideration transferred	Fair Value
Fair value of the January 2021 and February 2022 Convertible Notes (a)	$7,530
Cash paid at close (b)	4,255
Deferred purchase payments (c)	926
Contingent payment (d)	597
Other consideration (e)	548
Total purchase consideration	$13,856

(a) This reflects the fair value of the January 2021 and February 2022 convertible debt securities in Datos. immediately prior to the business combination.
(b) This reflects the cash paid on the acquisition date.
(c) The deferred purchase payments represent an aggregate amount initially equal to $1,000, but subject to reduction in relation to customary representations and warranties. The first portion of the deferred purchase payments will be paid nine months from the closing date in the amount of $500, subject to the aforementioned reductions, and is recorded to other current liabilities in the consolidated balance sheet as of December 31, 2023. The remaining portion of the deferred purchase payments will be made fifteen months from the closing date and is recorded to other long-term liabilities in the consolidated balance sheet as of December 31, 2023. The fair value of the deferred purchase payments is based on the present value of these payments.
(d) The contingent payment represents contingent consideration which will be earned and paid based on Datos achieving certain ARR metrics as of December 31, 2024, and shall be paid no later than March 31, 2025. The fair value of the contingent payment is based on an option pricing model and has been recorded to other long-term liabilities in the consolidated balance sheet as of December 31, 2023.
(e) Other consideration represents additional consideration due to the seller after the acquisition date that is not contingent on a future event occurring or on conditions being met, the fair value of which is based on the present value of such payments, and other consideration transferred.
The Company determined that the fair value of the assets acquired and liabilities assumed was $19,021, including the fair value of the noncontrolling interest in Datos of $5,166. The fair value of the noncontrolling interest is inclusive of the fair value of the acquired call option, which gives the Company the right, but not the obligation, to purchase the remaining shares in Datos during the period beginning January 1, 2026 and ending on January 1, 2027 (the “Call Option”). The Company estimated the fair value of the noncontrolling interest, inclusive of the Call Option, using an option pricing method (a special case of the income approach), considering the initial transaction price and based on Level 3 significant unobservable inputs such as the total equity value of Datos, forecasted revenues, volatility, and risk-adjusted discount rates.
The table below summarizes our preliminary purchase price allocation. The allocation of the purchase price is preliminary as of December 31, 2023 as we continue to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Cash and cash equivalents	$549
Accounts receivable	518
Prepaid expenses and other current assets	320
Property and equipment, net	7
Other long-term assets	3
Identifiable intangible assets	2,780
Goodwill	16,895
Total assets acquired	$21,072
Liabilities assumed
Accounts payable	342
Deferred revenue	367
Accrued expenses	213
Other current liabilities	609
Other long-term liabilities	520
Total Liabilities Assumed	$2,051
Fair value of assets acquired and liabilities assumed, net	$19,021
Fair value of noncontrolling interest, including call option	$5,166
Fair value of controlling interest acquired	$13,855

The Company allocated $2,780 of the purchase price to identifiable intangible assets consisting of developed technology, trade names, and customer relationships, which it amortizes over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to acquired developed technology, trade names, and customer relationships of five years, five years, and seven years, respectively. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Trade names primarily relate to the Datos brand. The Company used the income approach, specifically the relief from royalty method to determine the fair value of trade names. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company used the distributor method, a subset of the excess-earnings method to value the customer relationships. The significant assumptions used to estimate the value of the intangible assets included the discount rate, revenue growth rates, and technology obsolescence curves. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price was allocated to goodwill, which primarily relates to expected synergies from combining operations.
The Company recorded $372 in transaction costs related to the transaction, which are included in the consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of December 1, 2023, the results of Datos’ operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Traffic Think Tank
On February 23, 2023, the Company completed a purchase agreement with Rank, LLC (“Traffic Think Tank”), acquiring certain intangible assets of Traffic Think Tank for total cash consideration of $1,800, of which $360 will be paid in 12 months (the “12-month holdback amount”) and $360 will be paid in 18 months (the “18-month holdback amount”). The remaining consideration was paid upon closing. The 12-month holdback amount and 18-month holdback amount are recorded in other current liabilities in the consolidated balance sheet as of December 31, 2023. The primary purpose of the acquisition was to acquire valuable brand and content related to Traffic Think Tank’s SEO community and courses.
The Company has accounted for this transaction as a business combination under the acquisition method. The Company allocated $594 to the acquired intangible assets and the remaining purchase price was allocated to goodwill. This allocation was final as of September 30, 2023. The identifiable intangible assets consisted of trade names, content, and customer relationships, which the Company amortizes over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired trade name, content, and customer relationships of six years, four years, and five years, respectively. Aggregate acquisition-related costs associated with this business combination were not material for the year ended December 31, 2023, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).
This business combination did not have a material impact on the Company’s consolidated statement of operations and comprehensive income (loss). Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Kompyte
On March 14, 2022, the Company executed a purchase agreement with Intellikom, Inc., which does business under the name Kompyte (“Kompyte”) to acquire 100% of Kompyte’s assets for cash consideration of $10,000. The purpose of the acquisition of Kompyte was to acquire Kompyte’s assets, including its competitive intelligence automation platform. Aggregate acquisition-related costs associated with this business combination were not material for the year ended December 31, 2022, and were included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). The results of operations of Kompyte have been included in the Company’s consolidated financial statements from the date of acquisition.
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

Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software costs. Intangible assets consist of the following:

	As of December 31, 2023
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.1	$5,604	$(1,518)	$4,086
Trade name	3.7	4,451	(1,404)	3,047
Content	2.3	2,387	(1,021)	1,366
Customer relationships	4.4	1,694	(396)	1,298
Capitalized internal-use software	2.8	8,460	(2,174)	6,286
Total as of December 31, 2023		$22,596	$(6,513)	$16,083

	As of December 31, 2022
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.8	$4,007	$(765)	$3,242
Trade name	4.6	3,810	(656)	3,154
Content	3.1	1,958	(471)	1,487
Customer Relationships	2.3	600	(159)	441
Capitalized internal-use software	2.6	3,415	(1,453)	1,962
Total as of December 31, 2022		$13,790	$(3,504)	$10,286
During the years ended December 31, 2023, 2022, and 2021, the Company capitalized $5,165, $1,760, and $1,403, respectively, of internal-use software development costs which are classified as intangible assets on the accompanying consolidated balance sheets, and recorded associated amortization expense of $721, $570, and $482.
Amortization expense for acquired intangible assets was $2,307, $1,880, and $227 for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, future amortization expense is expected to be as follows:

Fiscal Year Ended December 31,	Amount
2024	$4,304
2025	4,034
2026	3,056
2027	1,468
2028	695
Thereafter	2,526
Total	$16,083

Goodwill
The changes in the carrying value of goodwill during the year ended December 31, 2023 were as follows:

Amount
Balance as of January 1, 2023	$6,529
Traffic Think Tank acquisition	1,206
Datos acquisition	16,954
Foreign currency translation adjustment	190
Balance as of December 31, 2023	$24,879

10. Exit Costs
Commencing in March 2022, the Company began to exit its operations in Russia and relocate employees. As of June 30, 2023, the Company had substantially completed its relocation efforts. All costs associated with the Company’s exit activities are included in the consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, Exit Costs.
During the year ended December 31, 2023, the Company incurred $1,292 in exit costs, related to its relocation efforts. During the year ended December 31, 2022, the Company incurred $11,264 in exit costs, which consisted of $1,244 for employee severance and fringe benefits, $1,738 for the loss on the sale of two Russia-based subsidiaries, and $8,282 for other associated relocation costs. As of August 10, 2022, the Company no longer had operating subsidiaries in Russia.
11.    Accrued Expenses
Accrued expenses consists of the following:

	As of December 31,
	2023	2022
Employee compensation	$7,742	$5,083
Income taxes payable	1,810	1,090
Other taxes payable	9,695	10,101
Vacation reserves	549	1,372
Other	95	201
Total accrued expenses	$19,891	$17,847
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
On June, 30, 2023, the Company entered into an amendment to the credit agreement to transition the interest rate, effective immediately, from LIBOR to the Secure Overnight Financing Rate (“SOFR”) plus a spread adjustment, to replace the LIBOR-based interest rate benchmark provisions with customary SOFR-based interest rate benchmark provisions (LIBOR or SOFR, as applicable, the “Applicable

Benchmark Rate”). Borrowings under the credit facility bear interest at the Company’s option at (i) the Applicable Benchmark Rate, subject to a 0.50% floor, plus a credit spread adjustment margin, or (ii) the alternate base rate, subject to a 3.25% floor (or 1.50% prior to positive consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for the twelve months most recently ended), plus a margin. For Applicable Benchmark Rate borrowings, the applicable rate margin is 2.75% (or 3.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). For base rate borrowings, the applicable margin is 0.00% (or 2.50% prior to positive consolidated adjusted EBITDA as of the twelve months most recently ended). The Company is also required to pay a 0.25% per annum fee on undrawn amounts under the Company’s revolving credit facility, payable quarterly in arrears.
As of December 31, 2023, the Company had not drawn on this revolving credit facility, however the Company reduced its available balance on this revolving credit facility by $176 to replace its letter of credit and associated restricted cash in conformance with the contractual provisions with one of its office leases. For the years ended December 31, 2023 and 2022, the Company incurred $130 and $118 in interest expense, respectively, related to this credit facility. The credit facility matured on January 12, 2024.
In connection with entering into the credit facility, the Company incurred issuance costs totaling $630, which are being amortized on a straight-line basis to interest expense through the maturity date of the facility. During the years ended December 31, 2023 and December 31, 2022, the Company recorded interest expense of $209 and $211, respectively, related to the amortization of the deferred issuance costs.

13.    Income Taxes
Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
United States	$(3,568)	$(31,061)	$(6,021)
Foreign	8,214	(1,856)	3,006
Income (loss) before income taxes	$4,646	$(32,917)	$(3,015)

The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Current taxes:
Federal	$836	$156	$—
Foreign	1,784	868	123
State	775	160	88
Total current taxes	3,395	1,184	211
Deferred taxes:
Federal	227	11	—
Foreign	74	(264)	59
State	—	—	—
Total deferred taxes	301	(253)	59
Provision for income taxes	$3,696	$931	$270
The reconciliation of the United States statutory tax rate to the Company’s effective tax rate included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	26.4	2.4	6.2
Foreign income tax rate differential	10.1	(4.1)	16.0
Impact of disposition of foreign subsidiaries	—	6.1	—
Non-deductible expenses	—	0.0	(12.7)
Net impact of GILTI	—	—	(38.9)
Foreign derived intangible income deduction	(12.4)	0.2	—
Non-deductible executive compensation	26.3	0.0	—
Permanent differences	7.0	0.0	—
Deferred statutory rate changes	(0.7)	(2.9)	(1.7)
Stock compensation	3.5	(1.4)	93.8
Foreign research and development incentive	(7.7)	1.7	24.1
Tax attribute expiration	37.4	(2.8)	—
Change in valuation allowance	(28.7)	(21.0)	(110.1)
Other, net	(2.6)	(2.0)	(6.6)
Effective tax rate	79.6%	(2.8)%	(8.9)%
The Company’s effective tax rate for the year ended December 31, 2023 differs from the U.S. statutory rate primarily due to non-deductible executive compensation, the expiration of Cyprus net operating losses, the jurisdictional mix of earnings, and state income taxes, partially offset by the change in the valuation allowance maintained against its net deferred tax assets. The Company’s effective tax rate for the years ended December 31, 2022 and December 31, 2021 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against its net deferred tax assets.
Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$4,788	$10,018
Capitalized research and development expenditures	13,535	9,487
Accruals and reserves	1,868	1,670
Stock based compensation	1,458	959
Intangibles	760	520
Depreciation	98	100
Capital loss carryforwards	1,838	1,915
Finance lease	3,749	3,795
Other deferred tax asset carryforward	754	162
Gross deferred tax assets	28,848	28,626
Valuation allowance	(20,453)	(21,698)
Total deferred tax assets	8,395	6,928
Deferred tax liabilities:
Depreciation	(447)	(650)
Intangibles	(1,091)	(172)
Deferred commissions	(2,883)	(2,178)
Operating lease right-of-use assets	(3,663)	(3,662)
Other	(1,150)	(277)
Total deferred tax liabilities	(9,234)	(6,939)
Net deferred tax (liabilities) assets	$(839)	$(11)
The Company’s valuation allowance decreased by $1,245, primarily as a result of our current year operating results and expiration of certain foreign tax attributes against which a valuation allowance is maintained during the year ended December 31, 2023. In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, including the worldwide cumulative losses that the Company has incurred, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets.
As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $12,371 generated in the tax years beginning after December 31, 2017 that do not expire. As of December 31, 2023, the Company had a U.S. capital loss carryforward of $8,131 that expires in 2027. As of December 31, 2023, the Company had U.S. state net operating loss carryforwards of $13,930, substantially all of which expire at various dates through 2043. As of December 31, 2023, the Company had Cyprus net operating loss carryforwards of $7,388 that will expire on December 31, 2024. As of

December 31, 2023, the Company had net operating loss carryforwards of $1,905 in other foreign jurisdictions that expire at various dates through 2028.
Under Section 382 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a 50 percent cumulative change in ownership of the Company over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company has conducted an assessment to determine whether there may have been a Section 382 ownership change from inception through December 31, 2023, and determined it is more likely than not that it has not experienced a restrictive ownership change.
At December 31, 2023, 2022, and 2021, the Company had no recorded liabilities for uncertain tax positions. In addition, at December 31, 2023, 2022, and 2021, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state, and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and material state jurisdictions for the tax years ended 2020 through 2022. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. Additionally, certain non-U.S. jurisdictions are no longer subject for income tax examinations by authorities for tax years before 2018.
The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $4,632, as such amounts are considered to be indefinitely reinvested in these jurisdictions. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The amount of any unrecognized deferred tax liability related to undistributed foreign earnings is immaterial.
14.    Redeemable Convertible Preferred Stock and Stockholders’ Equity
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
As of December 31, 2023, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
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

Common Stock Reserved for Future Issuance
As of December 31, 2023, the Company had reserved the following shares of common stock for future issuance pursuant to the 2021 Stock Option and Incentive Plan (the “2021 Plan”):

Options outstanding	7,175,494
Common stock reserved for future issuance	8,420,926
Restricted stock units and performance stock units outstanding	3,649,044
Total authorized shares of common stock reserved for future issuance	19,245,464
n
15.    Stock-Based Compensation
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
The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. As there was no public market for its common stock prior to March 25, 2021, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2023, the Company determined the expected volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. The Company has not paid, nor anticipates paying, cash dividends on its ordinary shares; therefore, the expected dividend yield is assumed to be zero.
The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	63.1%	53.3%	52.1%
Weighted-average risk-free interest rate	3.75%	2.72%	1.07%
Expected dividend yield	—	—	—
Expected life – in years	6	6	6

A summary of the Company’s option activity under 2021 Plan and the 2019 Plan as of December 31, 2023, and changes during the year then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	6,865,265	$4.82	7.68
Granted	2,666,034	9.17
Exercised	(1,917,922)	1.16
Forfeited	(437,883)	10.72
Outstanding at December 31, 2023	7,175,494	7.02	7.78
Options exercisable at December 31, 2023	3,446,173	3.91	6.49
The weighted-average grant-date fair value of options granted during the years ended December 31, 2023, 2022, and 2021 was $5.58, $6.36, and $8.45 per share, respectively. Tax benefits of $1,301 were realized from options during the year ended December 31, 2023. No tax benefits were realized from options during the years ended December 31, 2022 and 2021, respectively.
The aggregate intrinsic value of options outstanding as of December 31, 2023 and 2022 was $49,221 and $32,721, respectively.
The aggregate intrinsic value for options exercised during the years ended December 31, 2023, 2022, and 2021 was $15,279, $6,687, and $26,151, respectively.
The aggregate intrinsic value for options exercisable as of December 31, 2023 was $34,471.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on December 31, 2023 and 2022, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
On July 28, 2020, the Company issued 156,852 shares of its restricted common stock (“Restricted Stock Issuance”) to the founders of Prowly for a total fair value of $291 under the 2019 Plan. This Restricted Stock Issuance vests over a three-year service period, applicable to both founders. As of December 31, 2023, all such shares have vested.
During the years ended December 31, 2023, 2022, and 2021, the Company granted to employees RSU awards for 1,984,086, 1,181,782, and 239,936 shares of Class A common stock under the 2021 Plan, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense related to the RSU grants of $8,249, $3,295, and $440, respectively.
A summary of RSU activity under the Company’s 2021 Plan for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,269,743	$11.97	$15,194
Granted	1,984,086	9.08	18,016
Vested	(509,102)	12.02	6,119
Forfeited	(173,409)	12.81	2,221
Unvested balance as of December 31, 2023	2,571,318	$9.88	$25,405

During the year ended December 31, 2022, the Company granted performance stock unit (“PSU”) awards for 1,395,596 shares of Class A common stock under the 2021 Plan. The Company did not grant PSU awards during the years ended December 31, 2023 or 2021.
The Company records stock-based compensation expense related to PSU grants when it is probable that the underlying performance conditions will be recognized. During the year ended December 31, 2022, the Company granted two sets of PSU grants; executives and acquisition-related. The acquisition-related PSUs contained a market component. These awards were deemed probable of partial achievement by the Company during the years ended December 31, 2023 and 2022. The executive grants were not probable of achievement as of December 31, 2023 or 2022.
During the years ended December 31, 2023 and 2022, an immaterial amount of expense and $148 of expense has been recognized in connection with PSU awards. The Company did not recognize any expense during the year ended December 31, 2021 in connection with PSU awards. For PSU grants that have only service and performance conditions, the Company measures these awards at the fair value of its class A common stock on the grant dates. For PSU grants that incorporate a market condition, only the market condition is reflected in the estimated fair value on the grant dates. The Company determined the fair value of the PSU awards using a binomial valuation method.
A summary of PSU activity under the Company’s 2021 Plan for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,283,620	$11.22	$14,402
Granted	—	—	—
Vested	(5,226)	10.05	53
Forfeited	(200,668)	11.96	2,400
Unvested balance at December 31, 2023	1,077,726	$11.61	$12,512
The Company has recorded stock-based compensation expense of $15,337, $7,393, and $2,742 during the years ended December 31, 2023, 2022, and 2021, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded by line item in the Company’s consolidated statement of operations:

	For the Year Ended December 31,
	2023	2022	2021
Cost of revenue	$130	$74	$37
Sales and marketing	3,077	2,235	405
Research and development	2,213	1,123	348
General and administrative	9,917	3,961	1,952
Total stock-based compensation	$15,337	$7,393	$2,742
As of December 31, 2023, there was $401 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of 0.97 years and $18,255 of unrecognized compensation cost related to unvested common stock option arrangements granted under the 2021 Plan, which is expected to be recognized over 2.93 years. As of December 31, 2023, there was $20,164 of unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a weighted-average period of 2.75 years. As of December 31, 2023, the amount of unrecognized compensation cost related to unvested PSUs was not material.

2021 Employee Stock Purchase Plan
The Semrush Holdings, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 3,000,667 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 1, 2031, by the lesser of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31; (ii) 3,000,667 shares or (iii) such lesser number of shares of Class A common stock as determined by the ESPP administrator. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.
The first service period of the ESPP began on September 1, 2021, the second service period of the ESPP began on March 1, 2022, and the third service period of the ESPP began on September 1, 2022. The Company recognized $33, $204, and $133 in stock-based compensation expense related to these service periods for the years ended December 31, 2023, 2022, and 2021, respectively. On February 28, 2022, the Company issued 39,516 shares of its Class A common stock to its employees under its ESPP for the service period then ended. On August 31, 2022, the Company issued 25,240 shares of its Class A common stock to its employees under its ESPP for the service period then ended. On February 28, 2023, the Company issued 38,879 shares of its Class A common stock to its employees under its ESPP for the service period then ended. The ESPP program was discontinued after the last purchase on February 28, 2023.

16.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers expiring at various dates through 2026. As of December 31, 2023, future commitments for data services are as follows:

Fiscal year ended December 31,	Amount
2024	11,579
2025	14,388
2026	3,266
Total	$29,233
Litigation
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims, including for claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of December 31, 2023, the Company has not incurred any costs for the above guarantees and indemnities.
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
17.    Components of Other Income (Expense), Net
The components of other income (expense), net, are as follows:

	For the Year Ended
	December 31,
	2023	2022	2021
Foreign currency exchange gain (loss)	(1,116)	(1,302)	(4)
Interest income (expense), net	9,448	3,048	(532)
Change in fair value of convertible notes	3,552	1,152	—
Other income, net	429	558	14
Total other income (expense), net	$12,313	$3,456	$(522)
18.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the years ended December 31, 2023, 2022, and 2021, the Company made matching contributions of $1,320, $938, and $547, respectively, to the 401(k) Plan.
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

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	For the Year Ended
	December 31,
	2023	2022	2021
Revenue:
United States	$146,408	$119,775	$85,642
United Kingdom	30,044	25,669	19,625
Other	131,223	108,872	82,734
Total revenue	$307,675	$254,316	$188,001
Property and equipment, net by geographic location consists of the following:

	As of December 31,
	2023	2022
Property and equipment, net:
United States	$3,231	$6,025
Netherlands	1,781	72
Spain	807	832
Czech Republic	278	442
Other	589	705
Total assets	$6,686	$8,076

20.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2023 through March 7, 2024, the date this Annual Report on Form 10-K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2023, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K.
Based on management’s evaluation as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
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
Management has excluded Datos Inc., which the Company acquired in December 2023, from its assessment of internal control over financial reporting as of December 31, 2023. Datos Inc. is a consolidated subsidiary of the Company whose total assets and total revenues excluded from management's assessment represented approximately 1% and less than 1%, respectively, of the related consolidated financial statement amounts for the Company as of and for the year ended December 31, 2023.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework and concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.
Remediation of Previously Reported Material Weaknesses
During the year ended December 31, 2022, we reported material weaknesses in the operation of our internal control over the financial statement close process and the cash disbursement process. During the years ended December 31, 2022 and December 31, 2023, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate the material weaknesses identified above. These efforts included: hiring additional qualified personnel, including an SVP of Accounting, Corporate Controller, and International Controller; engaging a professional accounting services firm to assist us with the design, implementation, and documentation of internal controls to address relevant financial reporting risks; strengthening, formalizing, documenting, and testing accounting processes and internal controls; and; enhancing functionality of our enterprise resource planning system to support certain key financial processes and controls and enforce certain segregation of duties through automation and approval workflows.
For the year ended December 31, 2023, we completed our testing of the operating effectiveness of the implemented controls and determined they were effective. As a result, we have concluded the material weaknesses identified in fiscal year 2022 have been remediated as of December 31, 2023.
We cannot assure you that material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, result of operations or cash flows. For additional information see the related risks in the section titled “Risk Factors” in Part I, Item 1A. of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Other than in connection with the remediation process described above, no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of the fiscal year ended December 31, 2023, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below:
On December 15, 2023, Shchegolev Holdings, LLC, a trust established for the benefit of certain family members of Oleg Shchegolev, our Chief Executive Officer, and of which Mr. Shchegolev may be deemed to have a pecuniary interest, terminated a Rule 10b5-1 trading arrangement that was originally adopted on March 17, 2023. As originally adopted, the Rule 10b5-1 trading arrangement provided for the sale of up to 3,000,000 shares of our Class A common stock pursuant to the terms of the arrangement and would have continued until June 19, 2024 if not earlier terminated.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.

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

EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-253730	3.2	3/16/2021

3.2	Third Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40276	3.1	3/4/2024

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-253730	4.1	3/16/2021

4.2	Investors’ Rights Agreement, dated December 19, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-253730	4.2	3/1/2021

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-40276	4.3	3/18/2022

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors.	S-1/A	333-253730	10.1	3/16/2021

10.2#	Amended and Restated 2019 Stock Option and Grant Plan, and forms of agreements thereunder.	S-1	333-253730	10.2	3/1/2021

10.3#	2021 Equity Incentive Plan, and forms of agreements thereunder.	S-1	333-253730	10.3	3/1/2021

10.4#	2021 Employee Stock Purchase Plan.	S-1	333-253730	10.4	3/1/2021

10.5	Agreement of Lease between the Registrant and BP Prucenter Acquisition LLC, dated November 19, 2018.	S-1	333-253730	10.5	3/1/2021

10.6	First Amendment of Lease between the Registrant and BP Prucenter Acquisition LLC, dated June 23, 2021.	8-K	333-254724	10.1	6/23/2021

10.7	Lease Agreement between Semrush CZ s.r.o and 4P - Immo. Praha s.r.o., dated December 14, 2016, as amended by Amendment No. 1 to the Lease Agreement, dated May 12, 2017, as further amended by Amendment No. 2 to the Lease Agreement, as further amended by Amendment No. 3 to the Lease Agreement, dated May 25, 2018, as further amended by Amendment No. 4 to the Lease Agreement, dated September 13, 2019, as further amended by Amendment No. 5 to the Lease Agreement, dated May 28, 2020.	S-1	333-253730	10.6	3/1/2021

10.8	Lease Agreement between Neshaminy Interplex, LLC and Semrush Inc., dated March 31, 2016, as amended by Amendment No. 1 to the Lease Agreement, dated March 29, 2017, as further amended by Amendment No. 2 to the Lease Agreement, dated September 1, 2020.	S-1	333-253730	10.10	3/1/2021

10.9	Lease Agreement between Zbigniew Franciszek Oginski and Prowly.com Spokla z .o. o., dated March 29 2017, as amended by Amendment No. 1 to the Lease Agreement, dated July 1, 2020.	S-1	333-253730	10.11	3/1/2021

10.10#	Senior Executive Incentive Bonus Plan.	S-1	333-253730	10.12	3/1/2021

10.11#	Non-Employee Director Compensation Policy.	S-1	333-253730	10.13	3/1/2021

10.12#	Executive Employment Agreement between the Company and Delbert Humenik, dated August 14, 2017.	S-1	333-253730	10.14	3/1/2021

10.13#	Executive Employment Agreement between the Company and Jeffrey Belanger, dated June 8, 2020.	S-1	333-253730	10.15	3/1/2021

10.14#	Agreement dated July 5, 2021 by and between Semrush Inc. and Jeffrey Belanger.	8-K	001-40276	10.1	7/7/2021

10.15#	Amended and Restated Executive Employment Agreement between the Company and Vitalii Obishchenko.	S-1	333-253730	10.16	3/1/2021

10.16#	Executive Employment Agreement between the Company and Evgeny Fetisov.	S-1	333-253730	10.17	3/1/2021

10.17	Revolving Credit Agreement dated as of January 12, 2021.	S-1	333-253730	10.18	3/1/2021

10.18	Amendment No. 1 to Credit Agreement dated as of December 30, 2021	8-K	001-40276	10.1	1/6/2022

10.19	Amendment No. 2 to Credit Agreement dated as of March 15, 2022	10-Q	001-40276	10.1	5/16/2022

10.20	Amendment No. 3 to Credit Agreement dated as of June 30, 2023	8-K	001-40276	10.1	7/6/2023

10.21#	Form of Indemnification Agreement between the Registrant and each of its officers.	S-1	333-253730	10.19	3/1/2021

10.22#	Executive Employment Agreement between the Company and Andrew Warden, dated as of September 2, 2021.	10-Q	001-40276	10.1	11/10/2021

10.23#	Offer letter, dated as of September 8, 2022, by and between Semrush Inc. and David Mason	10-Q	001-40276	10.1	11/14/2022

10.24#	Offer letter, dated as of February 22, 2023, by and between Semrush Holdings, Inc. and Brian Mulroy	10-Q	001-40276	10.1	5/10/2023

10.25#	Separation Agreement, dated as of March 28, 2023, by and between Semrush Holdings, Inc. and Evgeny Fetisov	10-Q	001-40276	10.2	05/10/2023

10.26#	Advisory Services Agreement, dated as of April 10, 2023, by and between Semrush Holdings, Inc. and Evgeny Fetisov	10-Q	001-40276	10.3	05/10/2023

10.27#	Employment Agreement between the Company and Oleg Shchegolev, dated September 8, 2023	8-K	001-40276	10.1	09/14/2023

10.28#	Employment Agreement between the Company and Brian Mulroy, dated September 8, 2023	8-K	001-40276	10.2	09/14/2023

10.29#	Employment Agreement between the Registrant and Andrew Warden, dated September 8, 2023	10-Q	001-40276	10.3	11/01/2023

10.30#	Employment Agreement between the Registrant and David Mason, dated September 8, 2023	10-Q	001-40276	10.4	11/01/2023

10.31#	Employment Agreement between the Registrant and Vitalii Obishchenko, amended and restated as of May 16, 2023	10-Q	001-40276	10.5	11/01/2023

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Semrush Holdings, Inc. Compensation Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
__________________
*        Filed herewith.
**    Furnished herewith.
#        Indicates management contract or compensatory plan, contract or agreement.
Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on March 7, 2024.

SEMRUSH HOLDINGS, INC.

By:	/s/ Oleg Shchegolev
Oleg Shchegolev Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oleg Shchegolev, Brian Mulroy, and David Mason, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oleg Shchegolev	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
Oleg Shchegolev

/s/ Brian Mulroy	Chief Financial Officer (Principal Accounting and Financial Officer)	March 7, 2024
Brian Mulroy

/s/ Dmitry Melnikov	Director	March 7, 2024
Dmitry Melnikov

/s/ Dylan Pearce	Director	March 7, 2024
Dylan Pearce

/s/ Trynka Shineman Blake	Director	March 7, 2024
Trynka Shineman Blake

/s/ William Wagner	Director	March 7, 2024
William Wagner

/s/ Mark Vranesh	Director	March 7, 2024
Mark Vranesh

/s/ Anna Baird	Director	March 7, 2024
Anna Baird

/s/ Steven Aldrich	Director	March 7, 2024
Steven Aldrich