Form 10-Q
period 2024-03-31
SEMrush Holdings, Inc.
filed 2024-05-08
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of April 30, 2024, there were 121,774,749 shares of the registrant’s Class A Common Stock and 23,482,057 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$41,388	$58,848
Short-term investments	201,756	179,721
Accounts receivable	7,115	7,897
Deferred contract costs, current portion	9,613	9,074
Prepaid expenses and other current assets	16,914	10,014
Total current assets	276,786	265,554
Property and equipment, net	5,999	6,686
Operating lease right-of-use assets	12,225	14,069
Intangible assets, net	16,936	16,083
Goodwill	24,757	24,879
Deferred contract costs, net of current portion	3,485	3,586
Other long-term assets	1,542	633
Total assets	$341,730	$331,490
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,159	$9,187
Accrued expenses	19,597	19,891
Deferred revenue	63,985	58,310
Current portion of operating lease liabilities	4,143	4,274
Other current liabilities	2,642	2,817
Total current liabilities	100,526	94,479
Deferred revenue, net of current portion	306	331
Deferred tax liability	633	839
Operating lease liabilities, net of current portion	9,150	10,331
Other long-term liabilities	67	1,195
Total liabilities	110,682	107,175
Commitments and contingencies (Note 15)
Stockholders' equity
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 121,245 shares issued and outstanding as of March 31, 2024; 120,629 shares issued and outstanding as of December 31, 2023	1	1
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 23,482 shares issued and outstanding as of March 31, 2024; 23,482 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	297,857	291,898
Accumulated other comprehensive loss	(1,981)	(752)
Accumulated deficit	(69,860)	(71,998)
Total stockholders' equity attributable to Semrush Holdings, Inc.	226,017	219,149
Noncontrolling interest in consolidated subsidiary	5,031	5,166
Total stockholders’ equity	231,048	224,315
Total liabilities and stockholders' equity	$341,730	$331,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$85,812	$70,870
Cost of revenue	14,645	12,639
Gross profit	71,167	58,231
Operating expenses
Sales and marketing	33,921	35,496
Research and development	17,304	13,880
General and administrative	18,474	18,640
Exit costs	—	983
Total operating expenses	69,699	68,999
Income (loss) from operations	1,468	(10,768)
Other income, net	3,639	1,705
Income (loss) before income taxes	5,107	(9,063)
Provision for income taxes	3,104	797
Net income (loss)	2,003	(9,860)
Net loss attributable to noncontrolling interest in consolidated subsidiary	(135)	—
Net income (loss) attributable to Semrush Holdings, Inc.	$2,138	$(9,860)

Net income (loss) attributable to Semrush Holdings, Inc. per share attributable to common stockholders—basic:	$0.01	$(0.07)
Net income (loss) attributable to Semrush Holdings, Inc. per share attributable to common stockholders—diluted:	$0.01	$(0.07)

Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic:	144,566	141,650
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted:	147,698	141,650

Net income (loss)	$2,003	$(9,860)
Other comprehensive income (loss)
Foreign currency translation adjustments	(485)	365
Unrealized loss on investments	(744)	(83)
Comprehensive income (loss)	$774	$(9,578)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	(135)	—
Comprehensive income (loss) attributable to Semrush Holdings, Inc.	$909	$(9,578)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	43,743,174	$—	97,843,570	$1	$274,057	$(1,206)	$(72,948)	$199,904
Conversion of Class B Common Stock to Class A Common Stock	74,239,844	1	(74,239,844)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	88,957	—	—	—	67	—	—	67
Issuance of common stock in connection with employee stock purchase plan	38,879	—	—	—	264	—	—	264
Issuance of common stock upon vesting of restricted stock units	71,557	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,796	—	—	2,796
Cumulative translation adjustment	—	—	—	—	—	365	—	365
Unrealized loss on investments	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(9,860)	(9,860)
Balances at March 31, 2023	118,182,411	$1	23,603,726	$—	$277,184	$(924)	$(82,808)	$193,453

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to Semrush Holdings, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	120,629,147	$1	23,482,057	$—	$291,898	$(752)	$(71,998)	$219,149	$5,166	$224,315
Issuance of common stock upon exercise of stock options	469,879	—	—	—	844	—	—	844	—	844
Issuance of common stock upon vesting of restricted stock units	145,844	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,115	—	—	5,115	—	5,115
Cumulative translation adjustment	—	—	—	—	—	(485)	—	(485)	—	(485)
Unrealized loss on investments	—	—	—	—	—	(744)	—	(744)	—	(744)
Net income	—	—	—	—	—	—	2,138	2,138	—	2,138
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(135)	(135)
Balances at March 31, 2024	121,244,870	$1	23,482,057	$—	$297,857	$(1,981)	$(69,860)	$226,017	$5,031	231,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net income (loss)	$2,003	$(9,860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	2,183	1,487
Amortization of deferred contract costs	3,016	2,397
Amortization (accretion) of premiums and discounts on investments	(1,071)	(1,716)
Non-cash lease expense	1,164	895
Stock-based compensation expense	5,115	2,796
Non-cash interest expense	—	53
Change in fair value of convertible debt securities	—	(134)
Deferred taxes	(100)	4
Other non-cash items	844	568
Changes in operating assets and liabilities
Accounts receivable	782	(1,104)
Deferred contract costs	(3,455)	(2,587)
Prepaid expenses and other current assets	(2,275)	(651)
Accounts payable	1,012	(4,226)
Accrued expenses	1,414	2,469
Other current liabilities	(390)	4
Deferred revenue	5,658	7,005
Other long-term liabilities	—	—
Change in operating lease liability	(1,121)	(1,009)
Net cash provided by (used in) operating activities	14,779	(3,609)
Investing Activities
Purchases of property and equipment	(759)	(268)
Purchases of short-term investments	(46,706)	(103,751)
Proceeds from sales and maturities of short-term investments	25,000	87,741
Purchases of convertible debt securities	—	(323)
Funding of investment loan receivable	(7,000)	—
Capitalization of internal-use software costs	(2,015)	(1,056)
Cash paid for acquisition of businesses, net of cash acquired	(501)	(1,082)
Purchases of other investments	—	(150)
Net cash used in investing activities	(31,981)	(18,889)
Financing Activities
Proceeds from exercise of stock options	844	67
Proceeds from issuance of shares in connection with employee stock purchase plan	—	264
Payment of finance leases	(410)	(782)
Net cash provided by (used in) financing activities	434	(451)
Effect of exchange rate changes on cash and cash equivalents	(507)	73
Decrease in cash, cash equivalents and restricted cash	(17,275)	(22,876)
Cash, cash equivalents and restricted cash, beginning of period	58,848	79,765
Cash, cash equivalents and restricted cash, end of period	$41,573	$56,889
Supplemental cash flow disclosures
Cash paid for interest	$—	$56
Cash paid for income taxes	$199	$53
Property and equipment purchases not paid	$9	$46
Unrealized loss on short-term investments	$744	$83
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2024 and 2023
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and has wholly owned subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, and France.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
2.Summary of Significant Accounting Policies
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and subsidiaries in which it holds a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. Ownership interests in subsidiaries represented by other parties that do not control the entity are presented in the consolidated financial statements as activities and balances attributable to noncontrolling interests.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, expensing and capitalization of research and development costs for internal-use software, the average period of benefit associated with costs capitalized to obtain revenue contracts, the determination of the fair value of stock-based awards issued, stock-based compensation expense, the determination of the estimated fair value of loan receivables and convertible notes held by the Company, the valuations of the intangible assets acquired through acquisitions, the estimation of the Company’s incremental borrowing rate, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.
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
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the unaudited condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 19 for additional information regarding the Company’s subsequent events.
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
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the three months ended March 31, 2024 and 2023, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three months ended March 31, 2024 and 2023.
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
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services. There were no changes to the Company’s revenue recognition policies since the filing of its Annual Report on Form 10-K with the SEC on March 7, 2024.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $5,650 as of March 31, 2024 compared to December 31, 2023. During the three months ended March 31, 2024 and 2023, $30,351 and $25,513 of revenue was recognized that was included in deferred revenue as of December 31, 2023 and 2022, respectively.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2024 was $1,386, of which the Company expects to recognize $1,080 over the next 12 months.

For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2024. For performance obligations not satisfied as of March 31, 2024, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2023.
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
As of March 31, 2024 and December 31, 2023, no individual customer represented more than 10% of the Company’s accounts receivable. During the three months ended March 31, 2024 and 2023, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, loan receivables, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The Company has elected the fair value option in respect to the accounting for its loan receivable investment, resulting in increases and decreases in the fair value of such investments being recorded to other income, net for each reporting period. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of March 31, 2024 and December 31, 2023, due to the short-term nature of these instruments.

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
The foreign currency exchange gain (loss) included in other income, net for the three months ended March 31, 2024 and 2023 was $445 and $(638), respectively.
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2024 and 2023, comprehensive income (loss) consists of net income (loss), the change in the cumulative foreign currency translation adjustment, and unrealized loss on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized loss on investments was not significant for the three months ended March 31, 2024 and 2023.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and disclosures.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
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
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the specific-identification method. There was no material realized gains or losses on investments for the three months ended March 31, 2024 or 2023. As of March 31, 2024 and December 31, 2023, the aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $143,186 and $89,381, respectively. As of March 31, 2024, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for greater than twelve months was $43,850. The Company did not hold any investments in an unrealized loss position for greater than twelve months as of December 31, 2023.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the unaudited condensed consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the unaudited condensed consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and net income (loss). For the three months ended March 31, 2024, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.
The following is a summary of cash, cash equivalents, and investments as of March 31, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Cash and cash equivalents	$41,388	$—	$—	$41,388
Investments:
U.S. treasury securities	202,619	—	(863)	201,756
Total investments	202,619	—	(863)	201,756
Total cash, cash equivalents, and investments	$244,007	$—	$(863)	$243,144

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash and cash equivalents	$58,848	$—	$—	$58,848
Investments:
U.S. treasury securities due in one year or less	179,843	265	(387)	179,721
Total investments	179,843	265	(387)	179,721
Total cash, cash equivalents and investments	$238,691	$265	$(387)	$238,569
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. As of March 31, 2024 and December 31, 2023, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three months ended March 31, 2024 and 2023.
As of March 31, 2024, the Company held $76,444 in U.S. treasury securities with maturities within one year and $125,312 in U.S. treasury securities with maturities after one year and within three years.
Restricted Cash
As of March 31, 2024, restricted cash totaled $185 and related to cash held as collateral for a letter of credit related to the contractual provisions for one of the Company’s office leases.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated statements of cash flows:

	As of March 31,
	2024	2023
Cash and cash equivalents	$41,388	$56,889
Restricted cash included in "other long-term assets"	185	—
Cash, cash equivalents, and restricted cash	$41,573	$56,889

4.    Leases
The components of lease expense were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,352	$783
Short-term lease cost	228	368
Variable lease cost	1,196	1,542
Total lease cost	$2,776	$2,693

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Amortization of lease assets	$571	$571
Interest on lease liabilities	9	28
Total finance lease cost	$580	$599

Weighted-average remaining lease term and discount rate were as follows:

As of March 31,
2024
Weighted-average remaining lease term (in years)
Operating leases	3.5
Finance leases	1.4
Weighted-average discount rate
Operating leases	5.4%
Finance leases	6.5%
Future minimum amounts payable as of March 31, 2024 were as follows:

As of March 31, 2024	Operating Leases	Finance Leases
Remainder of 2024	$3,393	$268
2025	4,270	194
2026	3,698	—
2027	2,071	—
2028	980	—
Thereafter	—	—
Total lease payments	14,412	462
Less: imputed interest	(1,119)	(8)
Total lease liabilities	$13,293	$454
As of March 31, 2024, the Company had no finance or operating leases that had not yet commenced.
Rent expense related to the Company’s office facilities was $1,579 and $1,151 for the three months ended March 31, 2024 and 2023, respectively.

5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$16,450	$—	$—	$16,450
U.S. treasury securities	—	201,756	—	201,756
Commercial paper	—	3,486	—	3,486
Investment loan receivable (See Note 7)	—	—	7,000	7,000
Total assets	$16,450	$205,242	$7,000	$228,692
Liabilities:
Contingent consideration	$—	$—	$618	$618
Total liabilities	$—	$—	$618	$618

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$54,269	$—	$—	$54,269
U.S. treasury securities	—	179,721	—	179,721
Total assets	$54,269	$179,721	$—	$233,990

Liabilities:
Contingent consideration	$—	$—	$597	$597
Total liabilities	$—	$—	$597	$597

Cash equivalents include money market funds with original maturities of 90 days or less from the date of purchase. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. The Company’s investments primarily consist of U.S. treasury securities. The fair value measurement of these assets is based on significant other observable inputs and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 2 in the fair value hierarchy.
As of March 31, 2024, the Company measured its investment loan receivables (see Note 7) and its contingent consideration associated with the acquisition of Datos Inc. on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2023, the Company measured its contingent consideration associated with the acquisition of Datos Inc. on a recurring basis using significant unobservable inputs (Level 3).

Contingent consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair values are recorded as an adjustment to other income, net within the unaudited condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period.
The total estimated fair value of the contingent consideration payable was $618 and $597 as of March 31, 2024 and December 31, 2023, respectively. The following table represents the key inputs used in the fair value calculations:

	March 31, 2024	December 31, 2023
Risk free interest rate	5.00%	4.80%
Projected year of payment	2025	2025
Revenue volatility	10.0%	11.0%
Discount rate	7.60%	7.70%

Changes in the estimated fair value of the Datos contingent consideration payable will be recognized in other income, net. A rollforward of the fair value measurements of the contingent consideration liability for the three months ended March 31, 2024 is as follows:

Balance as of December 31, 2023	$597
Change in fair value and expense recognized for service period rendered	21
Balance as of March 31, 2024	618

6.    Property and Equipment, Net
Property and equipment consists of the following:

	As of
	March 31, 2024	December 31, 2023
Computer equipment	$11,163	$11,084
Furniture and office equipment	1,904	1,965
Leasehold improvements	2,681	2,469
Total property and equipment	15,748	15,518
Less: accumulated depreciation and amortization	(9,749)	(8,832)
Property and equipment, net	$5,999	$6,686

Depreciation and amortization expense related to property and equipment was $1,039 and $838 for the three months ended March 31, 2024 and 2023, respectively.
7.    Other Assets
Investment Loan Receivable
In March 2024, the Company entered into a loan agreement in which it has loaned $7,000 to the borrower with a repayment date in March 2025. In addition to the loan facility, the Company entered into an option agreement with the borrower in which the Company has the right, but not the obligation, to acquire a majority of the outstanding common stock of the borrower during the period beginning July 1, 2024 and ending August 31, 2024. The Company recorded the investment loan receivable and the call option at their fair value of $7,000 on the agreement date. The carrying value of the investment loan receivable, which approximates its fair value, is recorded in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet as of March 31, 2024.
With respect to its investment loan receivable, the Company held a variable interest in the borrower, which is a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results of operations for the three months ended March 31, 2024. Significant judgments included the determination that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests did not constitute a controlling financial interest.
The Company elected to account for this investment by utilizing the fair value option. The Company records investment loan receivables at their fair value on the agreement date. Each reporting period thereafter, these receivables are revalued and increases or decreases in their fair values are recorded as an adjustment to other income, net within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company generally determines the fair value using the discounted cash flow method. The significant assumptions used to estimate the fair value include the interest rate, risk-free rate, expected repayment date, equity value, equity volatility, expected timing of exercise, and the credit spread assumption specific to the investment loan. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.
8.    Net Income (Loss) Per Share
For the three months ended March 31, 2024, diluted net income per share was calculated by dividing net income attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the period, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of Restricted Stock Units (“RSUs”).
For the three months ended March 31, 2023, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for these periods as its effect would have been anti-dilutive due to the net losses incurred for the periods.

The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2024	2023
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	144,565,578	141,650,459
Dilutive effect of share equivalents resulting from stock options	2,193,289	—
Dilutive effect of share equivalents resulting from restricted stock units	938,634	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	147,697,501	141,650,459
The following potentially dilutive common stock equivalents, including stock options and restricted stock units, have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2024 and 2023 because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options outstanding	3,515,132	7,502,992
Unvested RSUs	539,969	1,770,736
Unvested Performance stock units (“PSUs”)	319,976	—
	4,375,077	9,273,728
For the three months ended March 31, 2024 and 2023, 1,198,606 and 1,328,021 shares of Class A common stock potentially issuable under PSU awards were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. See Note 14 for additional information regarding the Company’s PSU awards.
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

Acquisition Date
Consideration transferred	Fair Value
Fair value of the January 2021 and February 2022 Convertible Notes	$7,530
Cash paid at close	4,255
Other consideration	2,070
Total purchase consideration	$13,855

The Company determined that the fair value of the assets acquired and liabilities assumed was $19,021, including the fair value of the noncontrolling interest in Datos of $5,166. The fair value of the noncontrolling interest is inclusive of the fair value of the acquired call option, which gives the Company the right, but not the obligation, to purchase the remaining shares in Datos during the period beginning January 1, 2026 and ending on January 1, 2027 (the “Call Option”). The Company estimated the fair value of the noncontrolling interest, inclusive of the Call Option, using an option pricing method (a special case of the income approach), considering the initial transaction price and based on Level 3 significant unobservable inputs such as the total equity value of Datos, forecasted revenues, volatility, and risk-adjusted discount rates. Other consideration includes the deferred purchase payments, the contingent payment, and additional consideration due to the seller. A payment of $501 was made during March 2024 related to other consideration. The remaining fair value of other consideration has been recorded to other current liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2024.

The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of March 31, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Cash and cash equivalents	$549
Accounts receivable	518
Prepaid expenses and other current assets	320
Property and equipment, net	8
Other long-term assets	3
Identifiable intangible assets	2,780
Goodwill	16,791
Total assets acquired	$20,969
Liabilities assumed
Accounts payable	342
Deferred revenue	367
Accrued expenses	213
Other current liabilities	609
Other long-term liabilities	417
Total Liabilities Assumed	$1,948
Fair value of assets acquired and liabilities assumed, net	$19,021
Fair value of noncontrolling interest, including call option	$5,166
Fair value of controlling interest acquired	$13,855
The Company recorded $100 in transaction costs related to the transaction during the three months ended March 31, 2024, which are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of December 1, 2023, the results of Datos’ operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.

Traffic Think Tank
On February 23, 2023, the Company completed a purchase agreement with Rank, LLC (“Traffic Think Tank”), acquiring certain intangible assets of Traffic Think Tank for total cash consideration of $1,800, of which $360 will be paid in 12 months (the “12-month holdback amount”) and $360 will be paid in 18 months (the “18-month holdback amount”). The remaining consideration was paid upon closing. The 12-month holdback amount and 18-month holdback amount are recorded in other current liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2024. The primary purpose of the acquisition was to acquire valuable brand and content related to Traffic Think Tank’s SEO community and courses.

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

Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of March 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.9	$5,595	$(1,760)	$3,835
Trade name	3.5	4,450	(1,605)	2,845
Content	2.0	2,387	(1,170)	1,217
Customer relationships	4.1	1,694	(490)	1,204
Capitalized internal-use software	2.8	10,449	(2,614)	7,835
Total as of March 31, 2024		$24,575	$(7,639)	$16,936

	As of December 31, 2023
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.1	$5,604	$(1,518)	$4,086
Trade name	3.7	4,451	(1,404)	3,047
Content	2.3	2,387	(1,021)	1,366
Customer relationships	4.4	1,694	(396)	1,298
Capitalized internal-use software	2.8	8,460	(2,174)	6,286
Total as of December 31, 2023		$22,596	$(6,513)	$16,083

During the three months ended March 31, 2024 and 2023, the Company capitalized $2,015 and $1,056 of software development costs, respectively. These capitalized costs are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company recorded amortization expense associated with its capitalized software development costs of $448 and $127, respectively.

Amortization expense for acquired intangible assets was $692 and $522 for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, future amortization expense is expected to be as follows:

Amount
Remainder of 2024	$3,241
2025	4,075
2026	3,127
2027	1,471
2028	695
Thereafter	4,327
Total	$16,936

Goodwill
The changes in the carrying value of goodwill during the three months ended March 31, 2024 were as follows:

Amount
Balance as of January 1, 2024	$24,879
Datos purchase price allocation adjustment	(104)
Foreign currency translation adjustment	(18)
Balance as of March 31, 2024	$24,757
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
During the three months ended March 31, 2024, the Company did not incur exit costs. During the three months ended March 31, 2023, the Company incurred exit costs of $983 related to relocation efforts.
11.    Accrued expenses
Accrued expenses consist of the following:

	As of
	March 31, 2024	December 31, 2023
Employee compensation	$4,687	$7,742
Income taxes payable	4,719	1,810
Other taxes payable	9,262	9,695
Vacation reserves	802	549
Other	127	95
Total accrued expenses	$19,597	$19,891

12.    Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three months ended March 31, 2024 and 2023, the Company recorded provisions for income taxes of $3,104 and $797, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 differs from the U.S. statutory rate due primarily to the impact of earnings in foreign jurisdictions and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. The Company’s income tax expense for the three months ended March 31, 2023 primarily relates to income earned in certain foreign jurisdictions.
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
13.    Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of March 31, 2024, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	6,456,261
Common stock reserved for future issuance	13,435,520
Restricted stock units and performance stock units outstanding	5,935,849
Total authorized shares of common stock reserved for future issuance	25,827,630
14.    Stock-Based Compensation
The Company recorded stock-based compensation expense of $5,115 and $2,796 during the three months ended March 31, 2024 and 2023, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$39	$17
Sales and marketing	770	528
Research and development	636	343
General and administrative	3,670	1,908
Total stock-based compensation	$5,115	$2,796
As of March 31, 2024, there was $15,790 of unrecognized compensation cost related to unvested common stock option arrangements, which is expected to be recognized over a weighted-average period of 2.66 years. As of March 31, 2024, there was $33,975 of unrecognized compensation cost related to unvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.76 years. As of March 31, 2024, there was $11,463 of unrecognized compensation cost related to unvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 2.92 years.
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
The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended March 31,
	2024	2023
Expected volatility	61.8%	63.6%
Weighted-average risk-free interest rate	4.28%	4.22%
Expected dividend yield	—	—
Expected life – in years	6	6
A summary of the Company’s option activity as of March 31, 2024, and changes during the three months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	7,175,494	$7.02	7.78
Granted	15,888	12.62
Exercised	(469,879)	1.80
Forfeited	(265,242)	8.47
Outstanding at March 31, 2024	6,456,261	7.36	7.60
Options exercisable at March 31, 2024	3,183,237	4.60	6.41
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was $7.71 per share. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $4.93 per share. No tax benefits were realized from options during the three months ended March 31, 2024 and 2023, respectively.
The aggregate intrinsic value of options outstanding as of March 31, 2024 and December 31, 2023 was $39,769 and $49,221, respectively.
The aggregate intrinsic value for options exercised during the three months ended March 31, 2024 was $5,035. The aggregate intrinsic value for options exercised during the three months ended March 31, 2023 was $708.

The aggregate intrinsic value for options exercisable as of March 31, 2024 and December 31, 2023 was $28,574 and $34,471, respectively.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on March 31, 2024 and December 31, 2023, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
During the three months ended March 31, 2024 and 2023, the Company granted to employees RSUs for 1,439,963 and 523,294 shares of Class A common stock, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to the RSUs of $3,007 and $1,191, respectively.
A summary of RSU activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2024	2,571,318	$9.88	$25,405
Granted	1,439,963	12.54	18,057
Vested	(145,844)	10.35	1,509
Forfeited	(153,805)	8.38	1,289
Unvested balance as of March 31, 2024	3,711,632	$10.95	$40,642
During the three months ended March 31, 2024, the Company granted to employees Performance Stock Unit (“PSU”) awards for 1,146,491 shares of Class A common stock. During the three months ended March 31, 2024 and 2023, $435 and $24 of stock-based compensation expense has been recognized in connection with PSU awards. respectively. The Company did not grant PSU awards during the three months ended March 31, 2023. The fair value of PSUs with a market component was estimated on the grant date using a Monte Carlo simulation model.
A summary of PSU activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2024	1,077,726	$11.61	$12,512
Granted	1,146,491	12.56	14,400
Vested	—	—	—
Forfeited	—	—	—
Unvested balance at March 31, 2024	2,224,217	$12.10	$26,913

15.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers through March 31, 2026. As of March 31, 2024, future commitments for data services are as follows:

As of March 31, 2024
Remainder of 2024	9,118
2025	14,388
2026	3,266
2027 and thereafter	—
Total	$26,772
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2024, the Company has not incurred any costs for the above guarantees and indemnities.
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
16.    Components of Other Income, Net
The components of other income, net, for the three months ended three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Foreign currency exchange gain (loss)	$445	$(638)
Interest income, net	2,732	2,189
Other income, net	462	154
Total other income, net	$3,639	$1,705

17.    Employee Benefit Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. The Company may, at the discretion of the Board, make contributions in the form of matching contributions or profit-sharing contributions. For the three months ended March 31, 2024 and 2023, the Company made matching contributions of $447 and $308 to the 401(k) Plan, respectively.
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
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended March 31,
	2024	2023
Revenue:
United States	$40,646	$34,747
United Kingdom	8,324	7,007
Other	36,842	29,116
Total revenue	$85,812	$70,870
Property and equipment, net by geographic location consists of the following:

	As of
	March 31, 2024	December 31, 2023
Property and equipment, net:
United States	$2,387	$3,231
Netherlands	2,015	1,781
Spain	790	807
Czech Republic	246	278
Other	561	589
Total assets	$5,999	$6,686

19.     Subsequent Events
In April 2024, the Company acquired approximately 58% of the outstanding shares of Brand24 S.A. ("Brand24"), a leading SaaS platform providing metrics measuring brand awareness, sentiment analysis, and collecting customer insights located and based in Poland. The purchase price for the Brand24 acquisition totaled $13.7 million. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of finalizing the accounting for this transaction and will complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the second quarter of 2024. In connection with this transaction, the Company plans to commence a tender offer in May 2024 to acquire additional outstanding shares of Brand24.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements, and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, along with the financial information included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating combined revenues of $49.0 million and $41.8 million for the three months ended March 31, 2024 and 2023, respectively.
We have one reportable segment. See Note 18 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe Annual Recurring Revenue (“ARR”) is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless canceled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them. As of March 31, 2024, we had nearly 112,000 paying customers, accounting for $354.2 million in ARR, an increase from 100,000 paying customers accounting for $293.0 million in ARR as of March 31, 2023.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of March 31, 2024 and December 31, 2023 was approximately 107%.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of March 31, 2024 and March 31, 2023 was $3,163 and $2,881, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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
Non-GAAP income (loss) from operations, non-GAAP income (loss) from operations margin, free cash flow and free cash flow margin
We define non-GAAP income (loss) from operations as GAAP income (loss) from operations, excluding stock based compensation, amortization of acquired intangible assets, acquisition related costs, restructuring costs and other one-time expenses outside the ordinary course of business (for example, our Exit Costs incurred primarily in 2022). We define non-GAAP operating margin as non-GAAP income (loss) from operations divided by GAAP revenue. We believe investors may want to consider our results with and without the effects of these items in order to compare our financial performance with that of other companies that exclude such items and to compare our results to prior periods. We monitor non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin as two measures of our overall business performance, which enables us to analyze our future performance and allows us to better understand the operating results of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by GAAP revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allows us to better understand the cash needs of our business. While we believe that non-GAAP income (loss) from operations, non-GAAP income (loss) from operations margin, free cash flow and free cash flow margin are useful in evaluating our business, non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin, free cash flow and free cash flow margin are each non-GAAP financial measures that have limitations as an analytical tool, and non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin should not be considered as an alternative to, or substitute for, income (loss) from operations in accordance with GAAP and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash provided by (used in) operating activities in accordance with GAAP. The utility of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as a tool for comparison. A summary of our cash flows from operating, investing, and financing activities is provided below. We recommend that you review the reconciliation of GAAP income (loss) from operations to non-GAAP income (loss) from operations, the reconciliation of GAAP income (loss) from operations margin to non-GAAP income (loss) from operations margin, the most directly comparable GAAP financial measure, provided below, the reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash provided by (used in) operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, and that you not rely on non-GAAP income (loss) from operations, non-GAAP income (loss) from operations margin, free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Income (loss) from operations	$1,468	$(10,768)
Stock-based compensation expense	5,115	2,796
Amortization of acquired intangibles	692	522
Restructuring and other costs	2,124	983
Acquisition-related costs, net	338	—
Non-GAAP income (loss) from operations	$9,737	$(6,467)

	Three Months Ended March 31,
	2024	2023
Income (loss) from operations (as a percentage of revenue)	1.7%	(15.2)%
Stock-based compensation expense (as a percentage of revenue)	6.0%	3.9%
Amortization of acquired intangibles (as a percentage of revenue)	0.8%	0.7%
Restructuring and other costs (as a percentage of revenue)	2.5%	1.4%
Acquisition-related costs, net (as a percentage of revenue)	0.4%	—%
Non-GAAP income (loss) from operations margin	11.4%	(9.2)%

	Three Months Ended March 31, (in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$14,779	$(3,609)
Net cash used in investing activities	(31,981)	(18,889)
Net cash provided by (used in) financing activities	434	(451)
Effect of exchange rate changes on cash and cash equivalents	(507)	73
Net decrease in cash, cash equivalents and restricted cash	$(17,275)	$(22,876)

	Three Months Ended March 31, (in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$14,779	$(3,609)
Purchases of property and equipment	(759)	(268)
Capitalization of internal-use software costs	(2,015)	(1,056)
Free cash flow	$12,005	$(4,933)

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities (as a percentage of revenue)	17.2%	(5.1)%
Purchases of property and equipment (as a percentage of revenue)	(0.9)%	(0.4)%
Capitalization of internal-use software costs (as a percentage of revenue)	(2.3)%	(1.5)%
Free cash flow margin	14.0%	(7.0)%

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
As of March 31, 2024, we served nearly 112,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three months ended March 31, 2024, no single customer accounted for more than 10% of our revenue.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform, acquiring data, merchant account fees, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expenses related to the management of our data centers, our customer support team, and our customer success team. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, data acquisition costs, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions. We allocate overhead costs, such as rent and facility costs, certain information technology and data analytics costs, and employee benefit costs to all departments based primarily on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
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
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate. For the three months ended March 31, 2024, the functional currencies of our international locations were the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
Other income, net also includes amounts for interest income and expense, other miscellaneous income and expense, and gains and losses unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible note investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income, net for each reporting period. Interest expense is related to our finance leases.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. Our tax expense for the three months ended March 31, 2024 primarily relates to the tax provision recorded on the earnings of our profitable foreign subsidiaries and the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. Our tax expense for the three months ended March 31, 2023 primarily relates to income earned in certain foreign jurisdictions.

Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	(in thousands)
	2024	2023
Revenue	$85,812	$70,870
Cost of revenue (1)	14,645	12,639
Gross profit	71,167	58,231
Operating expenses
Sales and marketing (1)	33,921	35,496
Research and development (1)	17,304	13,880
General and administrative (1)	18,474	18,640
Exit costs	—	983
Total operating expenses	69,699	68,999
Income (loss) from operations	1,468	(10,768)
Other income, net	3,639	1,705
Income (loss) before income taxes	5,107	(9,063)
Provision for income taxes	3,104	797
Net income (loss)	$2,003	$(9,860)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$39	$17
Sales and marketing	770	528
Research and development	636	343
General and administrative	3,670	1,908
Total stock-based compensation	$5,115	$2,796

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three Months Ended March 31,
	2024	2023
	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	17%	18%
Gross profit	83%	82%
Operating expenses
Sales and marketing	40%	50%
Research and development	20%	20%
General and administrative	22%	26%
Exit costs	—%	1%
Total operating expenses	82%	97%
Income (loss) from operations	2%	(15)%
Other income, net	4%	2%
Income (loss) before income taxes	6%	(13)%
Provision for income taxes	4%	1%
Net income (loss)	2%	(14)%

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue
Our revenue during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$85,812	$70,870	$14,942	21%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from over 100,000 as of March 31, 2023 to nearly 112,000 as of March 31, 2024. The increases in revenue for the three months ended March 31, 2024 were also driven by growth in user licenses per customer, attach rates, and increased revenue per customer related to larger customers. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
United States	$40,646	$34,747
United Kingdom	8,324	7,007
Other	36,842	29,116
Total revenue	$85,812	$70,870

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$85,812	$70,870	$14,942	21%
Cost of revenue	$14,645	$12,639	$2,006	16%
Gross profit	$71,167	$58,231	$12,936	22%
Gross margin	83%	82%

For the three months ended March 31, 2024, cost of revenue increased by $2.0 million compared to the corresponding period of the prior year. This increase is primarily driven by a $0.9 million increase in integration and data costs commensurate with revenue growth and a $0.5 million increase in depreciation and amortization costs related to increased capitalized software amortization.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$33,921	$35,496	$(1,575)	(4)%
Percentage of total revenue	40%	50%

For the three months ended March 31, 2024, sales and marketing expense decreased by $1.6 million compared to the corresponding period of the prior year. This decrease was primarily driven by a $5.5 million decrease in marketing and advertising expense due to lower paid search costs. This decrease was partially offset by a $3.5 million increase in personnel costs.
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$17,304	$13,880	$3,424	25%
Percentage of total revenue	20%	20%

For the three months ended March 31, 2024, research and development costs increased by $3.4 million compared to the corresponding period of the prior year, primarily as a result of a $2.1 million increase to other costs, primarily driven by increases to outsourcing and IT related costs, and a $1.4 million increase in personnel costs driven by an 8% increase in headcount compared to the corresponding period of the prior year.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$18,474	$18,640	$(166)	(1)%
Percentage of total revenue	22%	26%

For the three months ended March 31, 2024, general and administrative expense decreased by $0.2 million compared to the corresponding period of the prior year. This decrease was primarily driven by a $1.9 million decrease to other costs and $1.2 million decrease to professional services, primarily driven by a decrease in consulting fees. This decrease was offset by a $3.0 million increase in personnel costs, which includes a $1.8 million increase in stock-based compensation.
Exit Costs
All costs associated with our relocation efforts are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs, and other associated relocation costs.
During the three months ended March 31, 2024, exit costs were not incurred. During the three months ended March 31, 2023 exit costs totaled $1.0 million, related to our relocation efforts.

Other Income, Net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net	$3,639	$1,705	$1,934	113%
Percentage of total revenue	4%	2%

The increase in other income for the three months ended March 31, 2024 compared to the corresponding period of the prior year was primarily due to an increase in foreign currency exchange gain (loss).
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Provision for income taxes	$3,104	$797	$2,307	289%
Percentage of total revenue	4%	1%
The increase in the provision for income taxes for the three months ended March 31, 2024 compared to the corresponding periods of the prior year was primarily due to the effects of changes in the tax provision recorded on the earnings of our profitable foreign subsidiaries and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
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
As of March 31, 2024, we had cash and cash equivalents of $41.4 million, short-term investments of $201.8 million, and accounts receivable of $7.1 million.
Our principal uses of cash in recent periods have been to fund operations, invest in capital expenditures and short-term investments, and strategically acquire new businesses. This cash is held in deposits and money market funds.
We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Net cash provided by operating activities during the three months ended March 31, 2024 was $14.8 million. The activity resulted from a net income of $2.0 million adjusted for non-cash add backs of $11.2 million and a net cash inflow of $1.6 million from changes in operating assets and liabilities during the three months ended March 31, 2024. Non-cash charges primarily consisted of $5.1 million of stock-based compensation expense and $3.0 million for amortization of deferred contract acquisition costs related to capitalized commissions. The changes in operating assets and liabilities were primarily the result of a $3.5 million increase in deferred contract costs, a $2.3 million increase in prepaid expenses and other current assets, a $1.1 million decrease in operating lease liability, and a $0.4 million decrease in other current liabilities. These outflows were partially offset by a $5.7 million increase in deferred revenue, a $1.4 million increase in accrued expenses, a $1.0 million increase in accounts payable, and a $0.8 million increase to accounts receivable.
Net cash used in operating activities during the three months ended March 31, 2023 was $3.6 million. The activity resulted from a net loss of $9.9 million adjusted for non-cash add backs of $6.4 million and a net cash outflow of $0.1 million from changes in operating assets and liabilities during the three months ended March 31, 2023. Non-cash charges primarily consisted of $2.8 million of stock-based compensation expense, $2.4 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $1.5 million of depreciation and amortization expense. The changes in operating assets and liabilities were primarily the result of a $4.2 million decrease in accounts payable and a $2.6 million increase in deferred contract costs. These outflows were partially offset by a $7.0 million increase in deferred revenue due to the addition of new customers and expansion of the business.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $32.0 million and primarily consisted of $46.7 million in purchases of short-term investments and $7.0 in funding of the investment loan receivable. This activity was partially offset by $25.0 million in proceeds from sales and maturities of short-term investments.
Net cash used in investing activities for the three months ended March 31, 2023 was $18.9 million and primarily consisted of $103.8 million in purchases of short-term investments. This activity was partially offset by $87.7 million in proceeds from sales and maturities of short-term investments.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $0.4 million and consisted of $0.8 million relating to the exercise of stock options partially offset by $0.4 million of cash outflows related to the payment of finance leases.
Net cash used in financing activities for the three months ended March 31, 2023 was $0.5 million and consisted of $0.8 million of cash outflows related to the payment of finance leases partially offset by inflows of $0.3 million related to proceeds from shares issued in connection with the employee stock purchase plan.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under leases for office space and leases for data center facilities. For more information regarding our lease obligations, see Note 4 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. In addition to our leases, we also have multi-year commitments with certain data providers expiring at various dates through 2026. For more information regarding our commitments with data providers, see Note 15 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Recent Accounting Pronouncements
See the section titled “Recent Accounting Pronouncements Not Yet Adopted” in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
Our critical accounting policies and estimates are described under the heading Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of March 31, 2024 we had cash, cash equivalents, and short-term investments of $243.1 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe with expenses in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $2.4 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We have included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, a description of certain risks and uncertainties associated with our business (the “Risk Factors”). You should carefully consider the Risk Factors before making a decision to invest in our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds From the IPO
On March 24, 2021, our Registration Statement on Form S-1 (File No. 333-253730) was declared effective by the SEC for our IPO. There has been no material change in the use of proceeds from our IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 7, 2024.
Issuer Purchases of Equity Securities
None.
Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
On March 15, 2024, The Melnikov Family GRAT Remainder Trust (the “Trust”), a trust for the benefit of certain members of the family of Dmitry Melnikov, a member of our Board of Directors, and of which IQ EQ Trust Company, US, LLC is the trustee and Mr. Melnikov’s spouse is the trust advisor, adopted a Rule 10b5-1 Trading Plan. Mr. Melnikov’s Rule 10b5-1 Trading Plan, which commences on August 15, 2024 and ends on August 15, 2025, provides for the sale of up to 700,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Melnikov disclaims Section 16 beneficial ownership of the securities held by the Trust, and the preceding sentence shall not be deemed an admission that Mr. Melnikov is the beneficial owner of such securities for Section 16 or any other purpose.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Third Amended and Restated Bylaws of the Registrant

4.1(3)	Form of Class A common stock certificate of the Registrant

10.1#*	Summary of Compensatory Arrangement between the Registrant and Roman Simonov

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
(1) Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.

(2) Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2024, and incorporated herein by reference.

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

SEMRUSH HOLDINGS, INC.

May 8, 2024	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

May 8, 2024	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)