Form 10-Q
period 2024-06-30
SEMrush Holdings, Inc.
filed 2024-08-09
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of July 31, 2024, there were 123,366,232 shares of the registrant’s Class A Common Stock and 23,072,256 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$69,626	$58,848
Short-term investments	161,906	179,721
Accounts receivable	9,060	7,897
Deferred contract costs, current portion	9,738	9,074
Prepaid expenses and other current assets	30,268	10,014
Total current assets	280,598	265,554
Property and equipment, net	7,395	6,686
Operating lease right-of-use assets	11,812	14,069
Intangible assets, net	26,948	16,083
Goodwill	40,630	24,879
Deferred contract costs, net of current portion	2,997	3,586
Other long-term assets	2,568	633
Total assets	$372,948	$331,490
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities
Accounts payable	$11,199	$9,187
Accrued expenses	21,788	19,891
Deferred revenue	66,589	58,310
Current portion of operating lease liabilities	4,829	4,274
Other current liabilities	7,601	2,817
Total current liabilities	112,006	94,479
Deferred revenue, net of current portion	237	331
Deferred tax liability	1,932	839
Operating lease liabilities, net of current portion	8,084	10,331
Other long-term liabilities	1,534	1,195
Total liabilities	123,793	107,175
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	8,733	—
Stockholders' equity
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 123,061 shares issued and outstanding as of June 30, 2024; 120,629 shares issued and outstanding as of December 31, 2023	1	1
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 23,072 shares issued and outstanding as of June 30, 2024; 23,482 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	306,103	291,898
Accumulated other comprehensive loss	(2,284)	(752)
Accumulated deficit	(68,201)	(71,998)
Total stockholders' equity attributable to Semrush Holdings, Inc.	235,619	219,149
Noncontrolling interest in consolidated subsidiaries	4,803	5,166
Total stockholders’ equity	240,422	224,315
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$372,948	$331,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$90,951	$74,693	$176,763	$145,563
Cost of revenue	14,957	12,972	29,602	25,611
Gross profit	75,994	61,721	147,161	119,952
Operating expenses
Sales and marketing	35,000	30,237	68,921	65,733
Research and development	19,288	14,116	36,592	27,996
General and administrative	18,312	19,388	36,786	38,028
Exit costs	—	309	—	1,292
Total operating expenses	72,600	64,050	142,299	133,049
Income (loss) from operations	3,394	(2,329)	4,862	(13,097)
Other income, net	2,616	2,919	6,255	4,624
Income (loss) before income taxes	6,010	590	11,117	(8,473)
Provision for income taxes	4,649	869	7,753	1,666
Net income (loss)	1,361	(279)	3,364	(10,139)
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(298)	—	(433)	—
Net income (loss) attributable to Semrush Holdings, Inc.	$1,659	$(279)	$3,797	$(10,139)

Net income (loss) attributable to Semrush Holdings, Inc. per share attributable to common stockholders—basic:	$0.01	$0.00	$0.03	$(0.07)
Net income (loss) attributable to Semrush Holdings, Inc. per share attributable to common stockholders—diluted:	$0.01	$0.00	$0.03	$(0.07)

Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic:	145,678	142,239	145,122	141,946
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted:	148,825	142,239	148,261	141,946

Net income (loss)	$1,361	$(279)	$3,364	$(10,139)
Other comprehensive income (loss)
Foreign currency translation adjustments	(119)	(120)	(604)	245
Unrealized loss on investments	(184)	(1,160)	(928)	(1,243)
Comprehensive income (loss)	$1,058	$(1,559)	$1,832	$(11,137)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiaries	(298)	—	(433)	—
Comprehensive income (loss) attributable to Semrush Holdings, Inc.	$1,356	$(1,559)	$2,265	$(11,137)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
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

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to Semrush Holdings, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balances at December 31, 2023	$—	120,629,147	$1	23,482,057	$—	$291,898	$(752)	$(71,998)	$219,149	$5,166	$224,315
Issuance of common stock upon exercise of stock options	—	469,879	—	—	—	844	—	—	844	—	844
Issuance of common stock upon vesting of restricted stock units	—	145,844	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	5,115	—	—	5,115	—	5,115
Cumulative translation adjustment	—	—	—	—	—	—	(485)	—	(485)	—	(485)
Unrealized loss on investments	—	—	—	—	—	—	(744)	—	(744)	—	(744)
Net income	—	—	—	—	—	—	—	2,138	2,138	—	2,138
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(135)	(135)
Balances at March 31, 2024	—	121,244,870	1	23,482,057	—	297,857	(1,981)	(69,860)	226,017	5,031	231,048
Conversion of Class B Common Stock to Class A Common Stock	—	409,801	—	(409,801)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	720,880	—	—	—	2,209	—	—	2,209	—	2,209
Issuance of common stock upon vesting of restricted stock units	—	685,891	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	7,015	—	—	7,015	—	7,015
Cumulative translation adjustment	—	—	—	—	—	—	(119)	—	(119)	—	(119)
Unrealized loss on investments	—	—	—	—	—	—	(184)	—	(184)	—	(184)
Net income	—	—	—	—	—	—	—	1,659	1,659	—	1,659
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(228)	(228)
Acquisition of redeemable noncontrolling interest (See Note 9)	9,846	—	—	—	—	—	—	—	—	—	—
Net loss attributable to redeemable noncontrolling interest	(70)	—	—	—	—	—	—	—	—	—	—
Reclassification for Tender Offer obligations (See Note 9)	(2,021)	—	—	—	—	—	—	—	—	—	—
Recording of redeemable noncontrolling interest at redemption value (See Note 9)	978	—	—	—	—	(978)	—	—	(978)	—	(978)
Balances at June 30, 2024	$8,733	123,061,442	$1	23,072,256	$—	$306,103	$(2,284)	$(68,201)	$235,619	$4,803	$240,422
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities
Net income (loss)	$3,364	$(10,139)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	4,269	3,135
Amortization of deferred contract costs	6,054	4,855
Amortization (accretion) of premiums and discounts on investments	(2,023)	(3,201)
Non-cash lease expense	2,233	1,886
Stock-based compensation expense	12,281	6,561
Non-cash interest expense	—	105
Change in fair value of convertible debt securities	—	(380)
Deferred taxes	(217)	81
Other non-cash items	1,400	649
Changes in operating assets and liabilities
Accounts receivable	(774)	(422)
Deferred contract costs	(6,129)	(5,768)
Prepaid expenses and other current assets	(4,017)	(5,869)
Accounts payable	1,906	(5,184)
Accrued expenses	2,917	(1,390)
Other current liabilities	360	—
Deferred revenue	7,353	6,958
Other long-term liabilities	92	—
Change in operating lease liability	(2,147)	(1,800)
Net cash provided by (used in) operating activities	26,922	(9,923)
Investing Activities
Purchases of property and equipment	(2,906)	(957)
Capitalization of internal-use software costs	(4,369)	(2,630)
Purchases of short-term investments	(83,605)	(172,687)
Proceeds from sales and maturities of short-term investments	102,500	132,741
Purchases of convertible debt securities	(650)	(323)
Funding of investment loan receivable	(7,000)	—
Cash paid for acquisition of businesses, net of cash acquired	(10,026)	(1,082)
Purchases of other investments	(131)	(150)
Net cash used in investing activities	(6,187)	(45,088)
Financing Activities
Proceeds from exercise of stock options	3,053	302
Proceeds from issuance of shares in connection with employee stock purchase plan	—	264
Payment of finance leases	(493)	(1,209)
Net cash provided by (used in) financing activities	2,560	(643)
Effect of exchange rate changes on cash and cash equivalents	(614)	(39)
Increase (decrease) in cash, cash equivalents and restricted cash	22,681	(55,693)
Cash, cash equivalents and restricted cash, beginning of period	58,848	79,765
Cash, cash equivalents and restricted cash, end of period	$81,529	$24,072
Supplemental cash flow disclosures
Cash paid for interest	$—	$107
Cash paid for income taxes	$3,638	$1,160
Property and equipment purchases not paid	$21	$111
Right-of-use assets obtained in exchange for new operating lease liabilities	$931	$—
Accrued purchase consideration	$2,924	$—
Unrealized loss on short-term investments	$928	$1,243
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2024 and 2023
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and as of June 30, 2024 has wholly owned subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, and France.
The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development that could affect future operations and financial performance. These risks include, but are not limited to, rapid technological change, competitive pressure from substitute products or larger companies, protection of proprietary technology, management of international activities, and dependence on third parties and key individuals.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the unaudited condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 18 for additional information regarding the Company’s subsequent events.

Emerging Growth Company Status
The Company is an "emerging growth company" (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Based on the market value of our common equity held by non-affiliates as of June 28, 2024 (the last business day of our most recently completed second fiscal quarter), we will cease to qualify as an emerging growth company as of the end of the fiscal year ending December 31, 2024. As a result, beginning with our Annual Report on Form 10-K for the year ending December 31, 2024, we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404 of the Sarbanes-Oxley Act, which require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the three and six months ended June 30, 2024 and 2023, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three and six months ended June 30, 2024 and 2023.
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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $8,185 as of June 30, 2024 compared to December 31, 2023. During the three and six months ended June 30, 2024, $32,354 and $39,426 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the three and six months ended June 30, 2023, $27,865 and $37,831 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2024 was $1,207, of which the Company expects to recognize $970 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2024. For performance obligations not satisfied as of June 30, 2024, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2023.
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
As of June 30, 2024 and December 31, 2023, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and six months ended June 30, 2024 and 2023, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, loan receivables, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The Company has elected the fair value option in respect to the accounting for its loan receivable investment, resulting in increases and decreases in the fair value of such investments being recorded to other income, net for each reporting period. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of June 30, 2024 and December 31, 2023, due to the short-term nature of these instruments.
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
The foreign currency exchange gain (loss) included in other income, net for the three months ended June 30, 2024 and 2023 was $128 and $0, respectively. The foreign currency exchange gain (loss) included in other income, net for the six months ended June 30, 2024 and 2023 was $573 and $(638), respectively.
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2024 and 2023, comprehensive income (loss) consists of net income (loss), the change in the cumulative foreign currency translation adjustment, and unrealized loss on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized loss on investments was not significant for the three and six months ended June 30, 2024 and 2023.
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
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the specific-identification method. There was no material realized gains or losses on investments for the three and six months ended June 30, 2024 or 2023. As of June 30, 2024 and December 31, 2023, the aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $88,741 and $89,381, respectively. As of June 30, 2024, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for greater than twelve months was $55,382. The Company did not hold any investments in an unrealized loss position for greater than twelve months as of December 31, 2023.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the unaudited condensed consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the unaudited condensed consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and other income, net. For the three and six months ended June 30, 2024, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.

The following is a summary of cash, cash equivalents, and investments as of June 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Cash and cash equivalents	$69,636	$—	$(10)	$69,626
Investments:
U.S. treasury securities	162,946	12	(1,052)	161,906
Total investments	162,946	12	(1,052)	161,906
Total cash, cash equivalents, and investments	$232,582	$12	$(1,062)	$231,532

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash and cash equivalents	$58,848	$—	$—	$58,848
Investments:
U.S. treasury securities due in one year or less	179,843	265	(387)	179,721
Total investments	179,843	265	(387)	179,721
Total cash, cash equivalents and investments	$238,691	$265	$(387)	$238,569
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. As of June 30, 2024 and December 31, 2023, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024, the Company held $40,203 in U.S. treasury securities with maturities within one year and $121,703 in U.S. treasury securities with maturities after one year and within three years.
Restricted Cash
As of June 30, 2024, restricted cash totaled $11,903 and included $11,718 related to the Company’s Brand 24 tender offer (See Note 9) and $185 related to cash held as collateral for a letter of credit related to the contractual provisions for one of the Company’s office leases.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated statements of cash flows:

	As of June 30,
	2024	2023
Cash and cash equivalents	$69,626	$24,072
Restricted cash included in "other long-term assets"	185	—
Restricted cash included in "prepaid expenses and other current assets"	$11,718	$—
Cash, cash equivalents, and restricted cash	$81,529	$24,072
4.    Leases
The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Operating lease cost	$1,294	$2,646
Short-term lease cost	183	411
Variable lease cost	1,169	2,365
Total lease cost	$2,646	$5,422

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Amortization of lease assets	$81	$652
Interest on lease liabilities	6	15
Total finance lease cost	$87	$667

Weighted-average remaining lease term and discount rate were as follows:

As of June 30,
2024
Weighted-average remaining lease term (in years)
Operating leases	3.1
Finance leases	1.2
Weighted-average discount rate
Operating leases	5.6%
Finance leases	6.7%
Future minimum amounts payable as of June 30, 2024 were as follows:

As of June 30, 2024	Operating Leases	Finance Leases
Remainder of 2024	$2,481	$149
2025	4,509	194
2026	3,686	—
2027	2,062	—
2028	825	—
Thereafter	—	—
Total lease payments	13,563	343
Less: imputed interest	(650)	(51)
Total lease liabilities	$12,913	$292
As of June 30, 2024, the Company had no finance or operating leases that had not yet commenced.
Rent expense related to the Company’s office facilities was $1,477 and $3,056 for the three and six months ended June 30, 2024, respectively. Rent expense related to the Company’s office facilities was $1,318 and $2,469 for the three and six months ended June 30, 2023, respectively.

5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$19,272	$—	$—	$19,272
U.S. treasury securities	—	161,906	—	161,906
Commercial paper	—	19,939	—	19,939
Investment loan receivable (See Note 7)	—	—	7,083	7,083
Total assets	$19,272	$181,845	$7,083	$208,200
Liabilities:
Contingent consideration	$—	$—	$751	$751
Total liabilities	$—	$—	$751	$751

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$54,269	$—	$—	$54,269
U.S. treasury securities	—	179,721	—	179,721
Total assets	$54,269	$179,721	$—	$233,990

Liabilities:
Contingent consideration	$—	$—	$597	$597
Total liabilities	$—	$—	$597	$597

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
As of June 30, 2024, the Company measured its investment loan receivables (see Note 7) and its contingent consideration associated with the acquisition of Datos Inc. on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2023, the Company measured its contingent consideration associated with the acquisition of Datos Inc. on a recurring basis using significant unobservable inputs (Level 3).

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
The total estimated fair value of the contingent consideration payable was $751 and $597 as of June 30, 2024 and December 31, 2023, respectively. The following table represents the key inputs used in the fair value calculations:

	June 30, 2024	December 31, 2023
Risk free interest rate	5.00%	4.80%
Projected year of payment	2025	2025
Revenue volatility	10.0%	11.0%
Discount rate	7.60%	7.70%

Changes in the estimated fair value of the Datos contingent consideration payable will be recognized in other income, net. A rollforward of the fair value measurements of the contingent consideration liability for the six months ended June 30, 2024 is as follows:

Balance as of December 31, 2023	$597
Change in fair value and expense recognized for service period rendered	21
Balance as of March 31, 2024	618
Change in fair value and expense recognized for service period rendered	133
Balance as of June 30, 2024	751

6.    Property and Equipment, Net
Property and equipment consists of the following:

	As of
	June 30, 2024	December 31, 2023
Computer equipment	$13,060	$11,084
Furniture and office equipment	1,947	1,965
Leasehold improvements	2,803	2,469
Total property and equipment	17,810	15,518
Less: accumulated depreciation and amortization	(10,415)	(8,832)
Property and equipment, net	$7,395	$6,686
Depreciation and amortization expense related to property and equipment was $744 and $1,783 for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense related to property and equipment was $957 and $1,795 for the three and six months ended June 30, 2023, respectively.
7.    Other Assets
Investment Loan Receivable
In March 2024, the Company entered into a loan agreement in which it has loaned $7,000 to the borrower with a repayment date in March 2025. In addition to the loan facility, the Company entered into an option agreement with the borrower in which the Company has the right, but not the obligation, to acquire a majority of the outstanding common stock of the borrower during the period beginning July 1, 2024 and ending August 31, 2024. The Company accounts for the loan agreement and option agreement as a single financial instrument (together, the “Investment Loan Receivable”). The Company recorded the Investment Loan Receivable at its fair value of $7,000 on the agreement date. As of June 30, 2024, the fair value of the Investment Loan Receivable was $7,083 and was included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet.
With respect to its investment loan receivable, the Company held a variable interest in the borrower, which is a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results of operations for the three and six months ended June 30, 2024. Significant judgments included the determination that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests did not constitute a controlling financial interest.
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

8.    Net Income (Loss) Per Share
For the three and six months ended June 30, 2024, diluted net income per share was calculated by dividing net income attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the period, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of Restricted Stock Units (“RSUs”). The adjustment to net income attributable to Semrush Holdings, Inc. related to the Company’s redeemable noncontrolling interest is not material and did not impact net income per share for the three and six months ended June 30, 2024.
For the three and six months ended June 30, 2023, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for these periods as its effect would have been anti-dilutive due to the net losses incurred for the periods.
The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	145,678,323	142,239,140	145,121,951	141,946,425
Dilutive effect of share equivalents resulting from stock options	1,940,654	—	2,066,972	—
Dilutive effect of share equivalents resulting from restricted stock units	1,206,334	—	1,072,484	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	148,825,311	142,239,140	148,261,407	141,946,425
The following potentially dilutive common stock equivalents, including stock options and restricted stock units, have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2024 and 2023 because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options outstanding	2,321,962	8,619,112	3,445,481	8,619,112
Unvested RSUs	930,049	2,783,782	1,442,837	2,783,782
	3,252,011	11,402,894	4,888,318	11,402,894
For the three and six months ended June 30, 2024, 1,128,021 and 1,128,021 shares of Class A common stock potentially issuable under Performance Stock Unit (“PSU”) awards were excluded from the table above, respectively. For the three and six months ended June 30, 2023, 1,077,726 shares of Class A common stock potentially issuable under PSU awards were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. See Note 14 for additional information regarding the Company’s PSU awards.

9.    Acquisitions, Intangible Assets, and Goodwill
Acquisitions
Brand 24
On April 29, 2024, the Company completed a stock purchase agreement to acquire approximately 58% of the voting equity interests in Brand 24 S.A. (“Brand 24”). The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of the business combination was to expand our public relations business and customer base. The acquisition date fair value of the consideration transferred consisted of the following:

Acquisition Date
Consideration transferred	Fair Value
Cash paid at close	$10,650
Fair value of deferred purchase payments	2,878
Consideration transferred	$13,528
Redeemable noncontrolling interest	9,846
Total purchase consideration	$23,374
The Company determined that the fair value of the assets acquired and liabilities assumed was $23,374, including the fair value of the redeemable noncontrolling interest in Brand 24 of $9,846, which is reflected outside of the stockholders’ equity section of the unaudited condensed consolidated balance sheet as of June 30, 2024. The fair value of the redeemable noncontrolling interest on the closing date was estimated considering the implied enterprise value and the acquired percentage of Brand 24. The fair value of deferred purchase payments represents the fair value of two payments of $1,500 each, the first of which will be paid December 31, 2024 and is included within other current liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2024. The second payment is due November 12, 2025 and is included in other long term liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2024. The deferred purchase payments will accrue interest of 2.5% per year.

The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of June 30, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Cash and cash equivalents	$1,502
Accounts Receivable	139
Other assets	686
Identifiable intangible assets	9,350
Goodwill	15,846
Total assets acquired	$27,523
Liabilities assumed
Deferred revenue, current	847
Deferred tax liabilities	1,411
Other liabilities	1,891
Total Liabilities Assumed	$4,149
Fair value of assets acquired and liabilities assumed, net	$23,374
Fair value of redeemable noncontrolling interest	$9,846
Fair value of controlling interest acquired	$13,528
The Company allocated $9,350 of the purchase price to identifiable intangible assets consisting of customer relationships, developed technology, and trade names, which it amortizes over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to acquired customer relationships, developed technology, and trade names, of six years, five years, and five years, respectively. The Company used the multi-period excess earnings method to value the customer relationships. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. To value the developed technology and trade names assets, the Company utilized the relief from royalty method. Trade names primarily relate to the Brand 24 brand. The significant assumptions used to estimate the value of the intangible assets included the discount rate, revenue growth rates, and customer attrition rates. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price was allocated to goodwill, which primarily relates to expected synergies from combining operations and is not deductible for tax purposes.
The Company recorded $225 and $389 in transaction costs related to the transaction during the three and six months ended June 30, 2024, respectively, which are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of April 29, 2024, the results of Brand 24’s operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
In April 2024 the Company entered into award agreements with certain members of Brand 24 Management. These awards are accounted for as liability-classified awards under ASC 718, Compensation - Stock Compensation. The fair value of the awards were estimated using a Monte Carlo Simulation. The Company recorded $150 in post-acquisition compensation expense related to these awards during the three and six months ended June 30, 2024.
In May 2024, the Company announced a tender offer to purchase up to 944,616 shares of Brand 24 (the “Tender Offer”) at a price equal to PLN47.0 per share with an opening date for subscriptions of May

31, 2024 and a closing date for subscriptions of July 2, 2024. The Tender Offer was mandatory due to Polish Law and as a result has been accounted for as redeemable noncontrolling interest classified in temporary equity in the unaudited condensed consolidated balance sheet as of June 30, 2024. As a result of the Tender Offer, the fair value of the redeemable noncontrolling interest was adjusted to the redemption value equal to the Tender Offer price. The $978 difference between the acquisition date fair value of the redeemable noncontrolling interest and the Tender Offer price was recorded through additional paid-in capital in the unaudited condensed consolidated balance sheet as of June 30, 2024.
As of June 30, 2024, the Company received notice for the sale of 177,474 shares resulting in the reclassification of $2,021 in Tender Offer obligations from redeemable noncontrolling interest to other current liabilities.
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

The Company determined that the fair value of the assets acquired and liabilities assumed was $19,021, including the fair value of the noncontrolling interest in Datos of $5,166. The fair value of the noncontrolling interest is inclusive of the fair value of the acquired call option, which gives the Company the right, but not the obligation, to purchase the remaining shares in Datos during the period beginning January 1, 2026 and ending on January 1, 2027 (the “Call Option”). The Company estimated the fair value of the noncontrolling interest, inclusive of the Call Option, using an option pricing method (a special case of the income approach), considering the initial transaction price and based on Level 3 significant unobservable inputs such as the total equity value of Datos, forecasted revenues, volatility, and risk-adjusted discount rates. Other consideration includes the deferred purchase payments, the contingent payment, and additional consideration due to the seller. A payment of $501 was made during March 2024 related to other consideration. The remaining fair value of other consideration has been recorded to other current liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2024.

The table below summarizes the Company’s purchase price allocation. The allocation of the purchase price is final as of June 30, 2024.

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
The Company recorded $0 and $100 in transaction costs related to the transaction during the three and six months ended June 30, 2024, respectively, which are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of December 1, 2023, the results of Datos’ operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Traffic Think Tank
On February 23, 2023, the Company completed a purchase agreement with Rank, LLC (“Traffic Think Tank”), acquiring certain intangible assets of Traffic Think Tank for total cash consideration of $1,800, of which $360 was paid during February 2024 (the “12-month holdback amount”) and $360 will be paid in 18 months (the “18-month holdback amount”). The remaining consideration was paid upon closing. The 18-month holdback amount is recorded in other current liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2024. The primary purpose of the acquisition was to acquire valuable brand and content related to Traffic Think Tank’s SEO community and courses.

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

Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of June 30, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.0	$6,355	$(2,019)	$4,336
Trade name	3.7	4,991	(1,826)	3,165
Content	2.1	2,487	(1,319)	1,168
Customer relationships	5.7	9,759	(747)	9,012
Capitalized internal-use software	2.7	12,337	(3,070)	9,267
Total as of June 30, 2024		$35,929	$(8,981)	$26,948

	As of December 31, 2023
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.1	$5,604	$(1,518)	$4,086
Trade name	3.7	4,451	(1,404)	3,047
Content	2.3	2,387	(1,021)	1,366
Customer relationships	4.4	1,694	(396)	1,298
Capitalized internal-use software	2.8	8,460	(2,174)	6,286
Total as of December 31, 2023		$22,596	$(6,513)	$16,083

During the three and six months ended June 30, 2024, the Company capitalized $2,329 and $4,369, respectively, of software development costs, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $458 and $904, respectively. During the three and six months ended June 30, 2023, the Company capitalized $1,574 and $2,630, respectively, of software development costs, and recorded amortization expense associated with its capitalized software development costs of $143 and $270, respectively.
Amortization expense for acquired intangible assets was $890 and $1,582 for the three and six months ended June 30, 2024, respectively. Amortization expense for acquired intangible assets was $548 and $1,070 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, future amortization expense is expected to be as follows:

Amount
Remainder of 2024	$3,180
2025	6,259
2026	5,585
2027	3,636
2028	2,523
Thereafter	5,765
Total	$26,948

Goodwill
The changes in the carrying value of goodwill during the six months ended June 30, 2024 were as follows:

Amount
Balance as of January 1, 2024	$24,879
Datos purchase price allocation adjustment	(104)
Brand 24 acquisition	15,846
Foreign currency translation adjustment	9
Balance as of June 30, 2024	$40,630
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
During the three and six months ended June 30, 2024, the Company did not incur exit costs. During the three and six months ended June 30, 2023, the Company incurred exit costs of $309 and $1,292, respectively, related to relocation efforts.
11.    Accrued expenses
Accrued expenses consist of the following:

	As of
	June 30, 2024	December 31, 2023
Employee compensation	$5,200	$7,742
Income taxes payable	6,800	1,810
Other taxes payable	8,764	9,695
Vacation reserves	949	549
Other	75	95
Total accrued expenses	$21,788	$19,891

12.    Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three and six months ended June 30, 2024, the Company recorded provisions for income taxes of $4,649 and $7,753, respectively. For the three and six months ended June 30, 2023, the Company recorded provisions for income taxes of $869 and $1,666, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 differs from the U.S. statutory rate due primarily to the impact of earnings in foreign jurisdictions and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. The Company’s income tax expense for the three and six months ended June 30, 2023, respectively, primarily relates to income earned in certain foreign jurisdictions.
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
13.    Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of June 30, 2024, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	5,706,941
Common stock reserved for future issuance	12,150,564
Restricted stock units and performance stock units outstanding	5,988,543
Total authorized shares of common stock reserved for future issuance	23,846,048
The Company has two classes of authorized common stock: Class A common stock and Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time and upon certain other events. During the three and six months ended June 30, 2024, a total of 409,801 shares of Class B Common Stock were converted to Class A Common Stock.

14.    Stock-Based Compensation
The Company recorded stock-based compensation expense of $7,166 and $12,281 during the three and six months ended June 30, 2024, respectively, and recorded $3,765 and $6,561 during the three and six months ended June 30, 2023, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$59	$32	$98	$49
Sales and marketing	1,209	840	1,979	1,368
Research and development	1,371	542	2,007	885
General and administrative	4,527	2,351	8,197	4,259
Total stock-based compensation	$7,166	$3,765	$12,281	$6,561
As of June 30, 2024, there was $14,052 of unrecognized compensation cost related to unvested common stock option arrangements, which is expected to be recognized over a weighted-average period of 2.43 years. As of June 30, 2024, there was $46,162 of unrecognized compensation cost related to unvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.57 years. As of June 30, 2024, there was $22,435 of unrecognized compensation cost related to unvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 3.29 years.
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

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	—%	63.0%	61.8%	63.2%
Weighted-average risk-free interest rate	—%	3.48%	4.28%	3.70%
Expected dividend yield	—	—	—	—
Expected life – in years	—	6	6	6
A summary of the Company’s option activity as of June 30, 2024, and changes during the six months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	7,175,494	$7.02	7.78
Granted	15,888	12.62
Exercised	(1,190,759)	2.56
Forfeited	(293,682)	8.64
Outstanding at June 30, 2024	5,706,941	7.88	7.51
Options exercisable at June 30, 2024	3,217,588	6.10	6.74
The Company did not grant option awards during the three months ended June 30, 2024. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 was $7.71 per share. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2023 was $5.84 and $5.56 per share, respectively. Tax benefits of $554 and $699 were realized from options during the three and six months ended June 30, 2024, respectively. Tax benefits of $(10) and $43 were realized from options during the three and six months ended June 30, 2023, respectively.
The aggregate intrinsic value of options outstanding as of June 30, 2024 and December 31, 2023 was $33,047 and $49,221, respectively.
The aggregate intrinsic value for options exercised during the three and six months ended June 30, 2024 was $8,628 and $13,663, respectively. The aggregate intrinsic value for options exercised during the three and six months ended June 30, 2023 was $4,694 and $5,402, respectively.
The aggregate intrinsic value for options exercisable as of June 30, 2024 and December 31, 2023 was $24,550 and $34,471, respectively.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on June 30, 2024 and December 31, 2023, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
During the three and six months ended June 30, 2024, the Company granted to employees RSUs for 1,350,915 and 2,790,878 shares of Class A common stock, respectively. During the three and six months ended June 30, 2023, the Company granted to employees RSUs for 1,317,123 and 1,840,417 shares of Class A common stock, respectively. During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense related to the RSUs of $4,425 and $7,432, respectively. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense related to the RSUs of $2,050 and $3,241, respectively.
A summary of RSU activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2024	2,571,318	$9.88	$25,405
Granted	2,790,878	12.56	35,053
Vested	(831,735)	9.57	7,960
Forfeited	(192,887)	9.04	1,744
Unvested balance as of June 30, 2024	4,337,574	$11.70	$50,750
The Company did not grant PSU awards during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company granted to employees PSU awards for 1,146,491 shares of Class A common stock, respectively. During the three and six months ended June 30, 2024, $1,131 and $1,565 of stock-based compensation expense has been recognized in connection with PSU awards. respectively. The Company did not grant PSU awards during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, $26 and $50 of stock-based compensation expense has been recognized in connection with PSU awards, respectively.
A summary of PSU activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2024	1,077,726	$11.61	$12,512
Granted	1,146,491	12.56	14,400
Vested	—	—	—
Forfeited	—	—	—
Unvested balance at June 30, 2024	2,224,217	$12.10	$26,913
15.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers through March 31, 2026. As of June 30, 2024, future commitments for data services are as follows:

As of June 30, 2024
Remainder of 2024	6,078
2025	14,388
2026	3,266
2027 and thereafter	—
Total	$23,732
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2024, the Company has not incurred any costs for the above guarantees and indemnities.
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
16.    Components of Other Income, Net
The components of other income, net, for the three months ended three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency exchange gain (loss)	$128	$—	573	(638)
Interest income, net	2,554	2,243	5,286	4,432
Other income, net	(66)	676	396	830
Total other income, net	$2,616	$2,919	$6,255	$4,624
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

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
United States	$42,696	$34,797	$83,342	$69,544
United Kingdom	8,574	7,278	16,898	14,285
Other	39,681	32,618	76,523	61,734
Total revenue	$90,951	$74,693	$176,763	$145,563
Property and equipment, net by geographic location consists of the following:

	As of
	June 30, 2024	December 31, 2023
Property and equipment, net:
United States	$3,611	$3,231
Netherlands	2,030	1,781
Spain	825	807
Czech Republic	222	278
Other	707	589
Total assets	$7,395	$6,686

18.     Subsequent Events
In July 2024, the Company completed the Tender Offer for outstanding shares of Brand 24 and purchased 135,500 incremental shares for an aggregate cost of $3.7 million paid using cash on hand. The Tender Offer increased the Company’s ownership to 312,974 shares representing approximately 72% of the shares of Brand 24.
In July 2024, the Company acquired all of the outstanding shares of Ryte GmbH ("Ryte"), an enterprise site audit and website performance monitoring company located and based in Germany. The purchase price for the Ryte acquisition totaled $10.5 million, consisting of $8.9 million of cash on hand and approximately $1.6 million of deferred payments. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of finalizing the accounting for this transaction and will complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2024.

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
We currently operate subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, Vietnam, and France.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating combined revenues of $51.3 million and $100.2 million for the three and six months ended June 30, 2024, respectively, and $42.1 million and $83.8 million for the three and six months ended June 30, 2023, respectively.
We have one reportable segment. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe Annual Recurring Revenue (“ARR”) is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless canceled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them. As of June 30, 2024, we had over 116,000 paying customers, accounting for $377.7 million in ARR, an increase from more than 104,000 paying customers accounting for $302.4 million in ARR as of June 30, 2023.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of June 30, 2024 and December 31, 2023 was approximately 107%.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of June 30, 2024 and June 30, 2023 was $3,253 and $2,904, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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
Non-GAAP income (loss) from operations, non-GAAP income (loss) from operations margin, free cash flow and free cash flow margin
We define non-GAAP income (loss) from operations as GAAP income (loss) from operations, excluding stock-based compensation, amortization of acquired intangible assets, acquisition related costs, restructuring costs and other one-time expenses outside the ordinary course of business (for example, our Exit Costs incurred primarily in 2022). We define non-GAAP operating margin as non-GAAP income (loss) from operations divided by GAAP revenue. We believe investors may want to consider our results with and without the effects of these items in order to compare our financial performance with that of other companies that exclude such items and to compare our results to prior periods. We monitor non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin as two measures of our overall business performance, which enables us to analyze our future performance and allows us to better understand the operating results of our business. We define free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by GAAP revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allows us to better understand the cash needs of our business. While we believe that non-GAAP income (loss) from operations, non-GAAP income (loss) from operations margin, free cash flow and free cash flow margin are useful in evaluating our business, non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin, free cash flow and free cash flow margin are each non-GAAP financial measures that have limitations as an analytical tool, and non-GAAP income (loss) from operations and non-GAAP income (loss) from operations margin should not be considered as an alternative to, or substitute for, income (loss) from operations in accordance with GAAP and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash provided by (used in) operating activities in accordance with GAAP. The utility of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as a tool for comparison. A summary of our cash flows from operating, investing, and financing activities is provided below. We recommend that you review the reconciliation of GAAP income (loss) from operations to non-GAAP income (loss) from operations, the reconciliation of GAAP income (loss) from operations margin to non-GAAP income (loss) from operations margin, the most directly comparable GAAP financial measure, provided below, the reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash provided by (used in) operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, and that you not rely on non-GAAP income (loss) from operations, non-GAAP income (loss) from operations margin, free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Six Months Ended June 30, (in thousands)
	2024	2023
Income (loss) from operations	$4,862	$(13,097)
Stock-based compensation expense	12,281	6,561
Amortization of acquired intangibles	1,582	1,070
Restructuring and other costs	2,124	1,292
Acquisition-related costs, net	1,075	—
Non-GAAP income (loss) from operations	$21,924	$(4,174)

	Six Months Ended June 30,
	2024	2023
Income (loss) from operations (as a percentage of revenue)	2.8%	(9.0)%
Stock-based compensation expense (as a percentage of revenue)	6.9%	4.5%
Amortization of acquired intangibles (as a percentage of revenue)	0.9%	0.7%
Restructuring and other costs (as a percentage of revenue)	1.2%	0.9%
Acquisition-related costs, net (as a percentage of revenue)	0.6%	—%
Non-GAAP income (loss) from operations margin	12.4%	(2.9)%

	Six Months Ended June 30, (in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$26,922	$(9,923)
Net cash used in investing activities	(6,187)	(45,088)
Net cash provided by (used in) financing activities	2,560	(643)
Effect of exchange rate changes on cash and cash equivalents	(614)	(39)
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,681	$(55,693)

	Six Months Ended June 30, (in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$26,922	$(9,923)
Purchases of property and equipment	(2,906)	(957)
Capitalization of internal-use software costs	(4,369)	(2,630)
Free cash flow	$19,647	$(13,510)

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities (as a percentage of revenue)	15.2%	(6.8)%
Purchases of property and equipment (as a percentage of revenue)	(1.6)%	(0.7)%
Capitalization of internal-use software costs (as a percentage of revenue)	(2.5)%	(1.8)%
Free cash flow margin	11.1%	(9.3)%

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
As of June 30, 2024, we served over 116,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three and six months ended June 30, 2024, no single customer accounted for more than 10% of our revenue.
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
Exit Costs
All costs associated with our relocation efforts are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs and other associated relocation costs. We do not expect to incur exit costs associated with relocation efforts in future periods.
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate. For the three and six months ended June 30, 2024, the functional currencies of our international locations were the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
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
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. Our tax expense for the three and six months ended June 30, 2024 primarily relates to the tax provision recorded on the earnings of our profitable foreign subsidiaries and the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. Our tax expense for the three and six months ended June 30, 2023 primarily relates to income earned in certain foreign jurisdictions.

Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$90,951	$74,693	$176,763	$145,563
Cost of revenue (1)	14,957	12,972	29,602	25,611
Gross profit	75,994	61,721	147,161	119,952
Operating expenses
Sales and marketing (1)	35,000	30,237	68,921	65,733
Research and development (1)	19,288	14,116	36,592	27,996
General and administrative (1)	18,312	19,388	36,786	38,028
Exit costs	—	309	—	1,292
Total operating expenses	72,600	64,050	142,299	133,049
Income (loss) from operations	3,394	(2,329)	4,862	(13,097)
Other income, net	2,616	2,919	6,255	4,624
Income (loss) before income taxes	6,010	590	11,117	(8,473)
Provision for income taxes	4,649	869	7,753	1,666
Net income (loss)	1,361	(279)	3,364	(10,139)
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(298)	—	(433)	—
Net income (loss) attributable to Semrush Holdings, Inc.	$1,659	$(279)	$3,797	$(10,139)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of revenue	$59	$32	$98	$49
Sales and marketing	1,209	840	1,979	1,368
Research and development	1,371	542	2,007	885
General and administrative	4,527	2,351	8,197	4,259
Total stock-based compensation	$7,166	$3,765	$12,281	$6,561

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	16%	17%	17%	18%
Gross profit	84%	83%	83%	82%
Operating expenses
Sales and marketing	38%	40%	39%	45%
Research and development	21%	19%	21%	19%
General and administrative	20%	26%	21%	26%
Exit costs	—%	—%	—%	1%
Total operating expenses	79%	86%	81%	91%
Income (loss) from operations	4%	(3)%	3%	(9)%
Other income, net	3%	4%	4%	3%
Income (loss) before income taxes	7%	1%	6%	(6)%
Provision for income taxes	5%	1%	4%	1%
Net income (loss)	1%	—%	2%	(7)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue
Our revenue during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$90,951	$74,693	$16,258	22%	$176,763	$145,563	$31,200	21%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from over 104,000 as of June 30, 2023 to over 116,000 as of June 30, 2024. The increases in revenue for the three and six months ended June 30, 2024 were also driven by growth in user licenses per customer, attach rates, and increased revenue per customer related to larger customers. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue:
United States	$42,696	$34,797	$83,342	$69,544
United Kingdom	8,574	7,278	16,898	14,285
Other	39,681	32,618	76,523	61,734
Total revenue	$90,951	$74,693	$176,763	$145,563

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$90,951	$74,693	$16,258	22%	$176,763	$145,563	$31,200	21%
Cost of revenue	$14,957	$12,972	$1,985	15%	$29,602	$25,611	$3,991	16%
Gross profit	$75,994	$61,721	$14,273	23%	$147,161	$119,952	$27,209	23%
Gross margin	84%	83%			83%	82%

For the three months ended June 30, 2024, cost of revenue increased by $2.0 million compared to the corresponding period of the prior year. This increase is primarily driven by a $0.7 million increase in depreciation and amortization costs related to increased capitalized software and intangible asset amortization, a $0.5 million increase related to increased allocation of IT costs to cost of revenue, $0.4 million increase in integration and data costs, and a $0.4 million increase in merchant fees.
For the six months ended June 30, 2024, cost of revenue increased by $4.0 million compared to the corresponding period of the prior year. This increase is primarily driven by a $1.2 million increase in depreciation and amortization costs related to increased capitalized software and intangible asset amortization, a $1.2 million increase in integration and data costs, a $0.9 million increase related to increased allocation of IT costs to cost of revenue, and a $0.7 million increase in merchant fees.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$35,000	$30,237	$4,763	16%	$68,921	$65,733	$3,188	5%
Percentage of total revenue	38%	40%			39%	45%

For the three months ended June 30, 2024, sales and marketing expense increased by $4.8 million compared to the corresponding period of the prior year. This increase was primarily driven by a $2.7 million increase in personnel costs as a result of higher contractor and commission costs as well as a $1.1 million increase related to increased allocation of IT costs to sales and marketing.
For the six months ended June 30, 2024, sales and marketing expense increased by $3.2 million compared to the corresponding period of the prior year. This increase was primarily driven by a $6.2 million increase in personnel costs primarily driven by increased contractor, stock-based compensation, and commission costs as well as a $1.7 million increase related to increased allocation of IT costs to sales and marketing, partially offset by a $5.6 million decrease in marketing and advertising expense due to lower paid search costs.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$19,288	$14,116	$5,172	37%	$36,592	$27,996	$8,596	31%
Percentage of total revenue	21%	19%			21%	19%

For the three months ended June 30, 2024, research and development costs increased by $5.2 million compared to the corresponding period of the prior year, primarily as a result of a $2.2 million increase in personnel costs driven by a 9% increase in headcount compared to the corresponding period of the prior year and increased stock-based compensation costs, a $1.2 million increase to other costs, primarily driven by increases to outsourcing, and a $0.7 million increase related to IT and other allocations.
For the six months ended June 30, 2024, research and development costs increased by $8.6 million compared to the corresponding period of the prior year, primarily as a result of a $3.6 million increase in personnel costs driven by a 9% increase in headcount compared to the corresponding period of the prior year, a $1.6 million increase related to IT and other allocations, and a $1.4 million increase to other costs, primarily driven by increases to outsourcing.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$18,312	$19,388	$(1,076)	(6)%	$36,786	$38,028	$(1,242)	(3)%
Percentage of total revenue	20%	26%			21%	26%

For the three months ended June 30, 2024, general and administrative expense decreased by $1.1 million compared to the corresponding period of the prior year. This decrease was primarily driven by a $2.3 million increase in costs allocated from general and administrative expense to other departments, and a $1.7 million decrease to other costs. This decrease was partially offset by a $2.5 million increase in personnel costs, which includes a $2.2 million increase in stock-based compensation, and a $0.4 million increase to professional services, primarily driven by an increase in consulting fees and acquisition-related costs.
For the six months ended June 30, 2024, general and administrative expense decreased by $1.2 million compared to the corresponding period of the prior year. This decrease was primarily driven by a $4.3 million increase in costs allocated from general and administrative expense to other departments, a $1.7 million decrease to other costs, and a $0.8 million decrease to professional services, primarily driven by a decrease in consulting fees. This decrease was partially offset by a $5.5 million increase in personnel costs, which includes a $3.9 million increase in stock-based compensation.
Exit Costs
All costs associated with our relocation efforts are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs, and other associated relocation costs.
During the three and six months ended June 30, 2024, respectively, exit costs were not incurred. During the three and six months ended June 30, 2023 exit costs totaled $0.3 million and $1.3 million, respectively, related to our relocation efforts.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$2,616	$2,919	$(303)	(10)%	$6,255	$4,624	$1,631	35%
Percentage of total revenue	3%	4%			4%	3%

The decrease in other income for the three months ended June 30, 2024 compared to the corresponding period of the prior year was primarily due to a convertible note fair value adjustment in the prior period, with no corresponding increase in the current period. The increase in other income for the six months ended June 30, 2024 compared to the corresponding period of the prior year was primarily due to increases in foreign currency exchange gain (loss) and interest income, net.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$4,649	$869	$3,780	435%	$7,753	$1,666	$6,087	365%
Percentage of total revenue	5%	1%			4%	1%
The increase in the provision for income taxes for the three and six months ended June 30, 2024 compared to the corresponding periods of the prior year was primarily due to the effects of changes in the tax provision recorded on the earnings of our profitable foreign subsidiaries and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.

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
As of June 30, 2024, we had cash and cash equivalents of $69.6 million, short-term investments of $161.9 million, and accounts receivable of $9.1 million.
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
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing, product and development, and general and administrative departments, and hosting costs.
Net cash provided by operating activities during the six months ended June 30, 2024 was $26.9 million. The activity resulted from a net income of $3.4 million adjusted for non-cash add backs of $24.0 million and a net cash outflow of $0.4 million from changes in operating assets and liabilities during the six months ended June 30, 2024. Non-cash charges primarily consisted of $12.3 million of stock-based compensation expense and $6.1 million for amortization of deferred contract acquisition costs related to capitalized commissions. The changes in operating assets and liabilities were primarily the result of a $6.1 million increase in deferred contract costs, a $4.0 million increase in prepaid expenses and other current assets, a $2.1 million decrease in operating lease liability, and a $0.8 increase in accounts receivable. These outflows were partially offset by a $7.4 million increase in deferred revenue, a $2.9 million increase in accrued expenses, and a $1.9 million increase in accounts payable.
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

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $6.2 million and primarily consisted of $83.6 million in purchases of short-term investments, $10.0 million in cash paid for businesses, net of cash acquired, $7.0 million in funding of the investment loan receivable, $4.4 million in capitalization of internal-use software costs, and $2.9 million in purchases of property and equipment. This activity was partially offset by $102.5 million in proceeds from sales and maturities of short-term investments.
Net cash used in investing activities for the six months ended June 30, 2023 was $45.1 million and primarily consisted of $172.7 million in purchases of short-term investments. This activity was partially offset by $132.7 million in proceeds from sales and maturities of short-term investments.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $2.6 million and consisted of $3.1 million relating to the exercise of stock options partially offset by $0.5 million of cash outflows related to the payment of finance leases.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of June 30, 2024 we had cash, cash equivalents, and short-term investments of $231.5 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe with expenses in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $4.8 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Third Amended and Restated Bylaws of the Registrant

3.3 (3)	Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

4.1(4)	Form of Class A common stock certificate of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
(1) Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.

(2) Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2024, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2024, and incorporated herein by reference.

(4) Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.

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

SEMRUSH HOLDINGS, INC.

August 9, 2024	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)