Form 10-Q
period 2024-09-30
SEMrush Holdings, Inc.
filed 2024-11-12
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of October 31, 2024, there were 123,629,504 shares of the registrant’s Class A Common Stock and 23,072,256 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47
	Part II. Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
	Signatures	51

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
•    our expectations regarding identifying, evaluating, executing, and integrating strategic acquisitions and related financial considerations such as purchase price allocation; and
•    the impact of global financial, economic, and political events on our business, industry and supply chain, including health epidemics, rising inflation, fluctuating interest rates, and market uncertainty and volatility.
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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$45,083	$58,848
Short-term investments	187,796	179,721
Accounts receivable	9,344	7,897
Deferred contract costs, current portion	9,755	9,074
Prepaid expenses and other current assets	20,429	10,014
Total current assets	272,407	265,554
Property and equipment, net	7,220	6,686
Operating lease right-of-use assets	11,048	14,069
Intangible assets, net	30,746	16,083
Goodwill	54,299	24,879
Deferred contract costs, net of current portion	2,722	3,586
Other long-term assets	5,355	633
Total assets	$383,797	$331,490
Liabilities, noncontrolling interest, and stockholders' equity
Current liabilities
Accounts payable	$11,541	$9,187
Accrued expenses	20,284	19,891
Deferred revenue	68,996	58,310
Current portion of operating lease liabilities	4,768	4,274
Other current liabilities	7,462	2,817
Total current liabilities	113,051	94,479
Deferred revenue, net of current portion	210	331
Deferred tax liability	1,965	839
Operating lease liabilities, net of current portion	7,315	10,331
Other long-term liabilities	2,261	1,195
Total liabilities	124,802	107,175
Commitments and contingencies (Note 15)
Stockholders' equity
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 123,500 shares issued and outstanding as of September 30, 2024; 120,629 shares issued and outstanding as of December 31, 2023	1	1
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 23,072 shares issued and outstanding as of September 30, 2024; 23,482 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	313,924	291,898
Accumulated other comprehensive income (loss)	1,700	(752)
Accumulated deficit	(67,107)	(71,998)
Total stockholders' equity attributable to Semrush Holdings, Inc.	248,518	219,149
Noncontrolling interest in consolidated subsidiaries	10,477	5,166
Total stockholders’ equity	258,995	224,315
Total liabilities, noncontrolling interest and stockholders' equity	$383,797	$331,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$97,410	$78,718	$274,173	$224,281
Cost of revenue	17,063	13,032	46,665	38,643
Gross profit	80,347	65,686	227,508	185,638
Operating expenses
Sales and marketing	35,689	30,094	104,610	95,827
Research and development	22,183	14,075	58,775	42,071
General and administrative	20,770	18,769	57,556	56,797
Exit costs	—	—	—	1,292
Total operating expenses	78,642	62,938	220,941	195,987
Income (loss) from operations	1,705	2,748	6,567	(10,349)
Other income, net	2,912	2,104	9,167	6,728
Income (loss) before income taxes	4,617	4,852	15,734	(3,621)
Provision for income taxes	3,899	637	11,652	2,303
Net income (loss)	718	4,215	4,082	(5,924)
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(376)	—	(809)	—
Net income (loss) attributable to Semrush Holdings, Inc.	$1,094	$4,215	$4,891	$(5,924)

Net income (loss) attributable to Semrush Holdings, Inc. per share attributable to common stockholders—basic:	$0.01	$0.03	$0.03	$(0.04)
Net income (loss) attributable to Semrush Holdings, Inc. per share attributable to common stockholders—diluted:	$0.01	$0.03	$0.03	$(0.04)

Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic:	146,436	142,837	145,563	142,247
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted:	149,427	146,271	148,653	142,247

Net income (loss)	$718	$4,215	$4,082	$(5,924)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,358	(51)	754	193
Unrealized gain (loss) on investments	2,626	64	1,698	(1,179)
Comprehensive income (loss)	$4,702	$4,228	$6,534	$(6,910)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiaries	(376)	—	(809)	—
Comprehensive income (loss) attributable to Semrush Holdings, Inc.	$5,078	$4,228	$7,343	$(6,910)

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

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable to Semrush Holdings, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balances at December 31, 2023	$—	120,629,147	$1	23,482,057	$—	$291,898	$(752)	$(71,998)	$219,149	$5,166	$224,315
Issuance of common stock upon exercise of stock options	—	469,879	—	—	—	844	—	—	844	—	844
Issuance of common stock upon vesting of restricted stock units	—	145,844	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	5,115	—	—	5,115	—	5,115
Cumulative translation adjustment	—	—	—	—	—	—	(485)	—	(485)	—	(485)
Unrealized loss on investments	—	—	—	—	—	—	(744)	—	(744)	—	(744)
Net income	—	—	—	—	—	—	—	2,138	2,138	—	2,138
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(135)	(135)
Balances at March 31, 2024	$—	121,244,870	$1	23,482,057	$—	$297,857	$(1,981)	$(69,860)	$226,017	$5,031	$231,048
Conversion of Class B Common Stock to Class A Common Stock	—	409,801	—	(409,801)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	720,880	—	—	—	2,209	—	—	2,209	—	2,209
Issuance of common stock upon vesting of restricted stock units	—	685,891	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	7,015	—	—	7,015	—	7,015
Cumulative translation adjustment	—	—	—	—	—	—	(119)	—	(119)	—	(119)
Unrealized loss on investments	—	—	—	—	—	—	(184)	—	(184)	—	(184)
Net income	—	—	—	—	—	—	—	1,659	1,659	—	1,659
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(228)	(228)
Acquisition of redeemable noncontrolling interest (See Note 9)	9,846	—	—	—	—	—	—	—	—	—	—
Net loss attributable to redeemable noncontrolling interest	(70)	—	—	—	—	—	—	—	—	—	—
Reclassification for Tender Offer obligations (See Note 9)	(2,021)	—	—	—	—	—	—	—	—	—	—
Recording of redeemable noncontrolling interest at redemption value (See Note 9)	978	—	—	—	—	(978)	—	—	(978)	—	(978)
Balances at June 30, 2024	$8,733	123,061,442	$1	23,072,256	$—	$306,103	$(2,284)	$(68,201)	$235,619	$4,803	$240,422
Issuance of common stock upon exercise of stock options	—	273,882	—	—	—	647	—	—	647	—	647
Issuance of common stock upon vesting of restricted stock units	—	165,102	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	7,174	—	—	7,174	—	7,174
Cumulative translation adjustment	—	—	—	—	—	—	1,358	—	1,358	—	1,358
Unrealized gain on investments	—	—	—	—	—	—	2,626	—	2,626	—	2,626
Net loss	—	—	—	—	—	—	—	1,094	1,094	—	1,094
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(376)	(376)
Reclassification for Tender Offer obligations (See Note 9)	(1,615)	—	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interest to noncontrolling interest	(7,118)	—	—	—	—	—	—	—	—	7,118	7,118
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	—	(1,068)	(1,068)
Balances at September 30, 2024	$—	123,500,426	$1	23,072,256	$—	$313,924	$1,700	$(67,107)	$248,518	$10,477	$258,995
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
Operating Activities	2024	2023
Net income (loss)	$4,082	$(5,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	7,094	4,807
Amortization of deferred contract costs	9,163	7,510
Amortization (accretion) of premiums and discounts on investments	(2,551)	(4,667)
Non-cash lease expense	3,431	2,828
Stock-based compensation expense	19,856	10,764
Non-cash interest expense	—	158
Change in fair value included in other income, net	(633)	(335)
Deferred taxes	(286)	12
Other non-cash items	1,457	771
Changes in operating assets and liabilities
Accounts receivable	(301)	(2,261)
Deferred contract costs	(8,980)	(9,835)
Prepaid expenses and other current assets	(3,495)	(5,411)
Accounts payable	1,939	(5,570)
Accrued expenses	1,296	174
Other current liabilities	(527)	—
Deferred revenue	6,852	6,198
Other long-term liabilities	84	—
Change in operating lease liability	(3,418)	(2,786)
Net cash provided by (used in) operating activities	35,063	(3,567)
Investing Activities
Purchases of property and equipment	(3,411)	(1,065)
Capitalization of internal-use software costs	(5,842)	(3,913)
Purchases of short-term investments	(136,768)	(182,381)
Proceeds from sales and maturities of short-term investments	132,500	154,741
Purchases of convertible debt securities	(3,650)	(319)
Funding of investment loan receivable	(7,757)	—
Cash paid for acquisition of businesses, net of cash acquired	(21,082)	(1,232)
Purchase of noncontrolling interest	(4,870)	—
Purchases of other investments	(196)	(150)
Net cash used in investing activities	(51,076)	(34,319)
Financing Activities
Proceeds from exercise of stock options	3,700	746
Proceeds from issuance of shares in connection with employee stock purchase plan	—	264
Payment of acquired debt	(1,114)	—
Payment of finance leases	(577)	(1,938)
Net cash provided by (used in) financing activities	2,009	(928)
Effect of exchange rate changes on cash and cash equivalents	424	238
Increase (decrease) in cash, cash equivalents and restricted cash	(13,580)	(38,576)
Cash, cash equivalents and restricted cash, beginning of period	58,848	79,765
Cash, cash equivalents and restricted cash, end of period	$45,268	$41,189
Supplemental cash flow disclosures
Cash paid for interest	$—	$154
Cash paid for income taxes	$11,383	$1,896
Property and equipment purchases not paid	$48	$3
Right-of-use assets obtained in exchange for new operating lease liabilities	$924	$—
Accrued purchase consideration	$5,101	$—
Unrealized gain (loss) on short-term investments	$1,698	$(1,179)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2024 and 2023
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and as of September 30, 2024 has wholly owned subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, and Vietnam.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the three and nine months ended September 30, 2024 and 2023, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three and nine months ended September 30, 2024 and 2023.
The Company offers subscriptions to its platform primarily on a monthly or annual basis. The Company sells its products and services primarily through a self-service model and also directly through its sales force. The Company’s subscription arrangements provide customers the right to access the Company’s hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement. Subscriptions are generally non-cancellable during the contractual subscription term; however, some subscription contracts contain a right to a refund if requested within seven days of purchase.
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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $10,565 as of September 30, 2024 compared to December 31, 2023. During the three and nine months ended September 30, 2024, $33,911 and $53,716 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the three and nine months ended September 30, 2023, $28,933 and $45,829 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
The Company has elected to exclude amounts charged to customers for sales tax from the transaction price. Accordingly, revenue is presented net of any sales tax collected from customers.
Transaction Price Allocated to Future Performance Obligations`
ASC 606 requires that the Company disclose the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of the balance sheet dates reported.

For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2024 was $1,179, of which the Company expects to recognize $969 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2024. For performance obligations not satisfied as of September 30, 2024, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended September 30, 2024 and 2023, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, loan receivables, convertible notes, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The Company has elected the fair value option in respect to the accounting for its loan receivable investment, resulting in increases and decreases in the fair value of such investments being recorded to other income, net for each reporting period. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of September 30, 2024 and December 31, 2023, due to the short-term nature of these instruments.
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
The foreign currency exchange gain (loss) included in other income, net for the three months ended September 30, 2024 and 2023 was $(236) and $(291), respectively. The foreign currency exchange gain (loss) included in other income, net for the nine months ended September 30, 2024 and 2023 was $337 and $(929), respectively.
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2024 and 2023, comprehensive income (loss) consists of net income (loss), the change in the cumulative foreign currency translation adjustment, and unrealized gain (loss) on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments was not significant for the three and nine months ended September 30, 2024 and 2023.
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
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the specific-identification method. There was no material realized gains or losses on investments for the three and nine months ended September 30, 2024 or 2023. The Company did not hold any investments in an unrealized loss position for less than twelve months as of September 30, 2024. As of December 31, 2023, the aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $89,381. As of September 30, 2024, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for greater than twelve months was $9,920. The Company did not hold any investments in an unrealized loss position for greater than twelve months as of December 31, 2023.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the unaudited condensed consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the unaudited condensed consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and other income, net. For the three and nine months ended September 30, 2024, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.

The following is a summary of cash, cash equivalents, and investments as of September 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Cash and cash equivalents	$45,087	$—	$(4)	$45,083
Investments:
U.S. treasury securities	186,214	1,585	(3)	187,796
Total investments	186,214	1,585	(3)	187,796
Total cash, cash equivalents, and investments	$231,301	$1,585	$(7)	$232,879

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash and cash equivalents	$58,848	$—	$—	$58,848
Investments:
U.S. treasury securities due in one year or less	179,843	265	(387)	179,721
Total investments	179,843	265	(387)	179,721
Total cash, cash equivalents and investments	$238,691	$265	$(387)	$238,569
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. As of September 30, 2024 and December 31, 2023, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024, the Company held $45,621 in U.S. treasury securities with maturities within one year and held $142,175 in U.S. treasury securities with maturities after one year and within three years.
Restricted Cash
As of September 30, 2024, restricted cash totaled $185 related to cash held as collateral for a letter of credit related to the contractual provisions for one of the Company’s office leases.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated statements of cash flows:

	As of September 30,
	2024	2023
Cash and cash equivalents	$45,083	$41,189
Restricted cash included in "other long-term assets"	185	—
Cash, cash equivalents, and restricted cash	$45,268	$41,189

4.    Leases
The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Operating lease cost	$1,415	$4,061
Short-term lease cost	218	629
Variable lease cost	1,120	3,485
Total lease cost	$2,753	$8,175

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Amortization of lease assets	$82	$734
Interest on lease liabilities	5	20
Total finance lease cost	$87	$754
Weighted-average remaining lease term and discount rate were as follows:

As of September 30,
2024
Weighted-average remaining lease term (in years)
Operating leases	2.9
Finance leases	1.2
Weighted-average discount rate
Operating leases	5.7%
Finance leases	6.8%
Future minimum amounts payable as of September 30, 2024 were as follows:

As of September 30, 2024	Operating Leases	Finance Leases
Remainder of 2024	$1,280	$89
2025	4,638	194
2026	3,797	—
2027	2,154	—
2028	884	—
Thereafter	—	—
Total lease payments	12,753	283
Less: imputed interest	(670)	(53)
Total lease liabilities	$12,083	$230
As of September 30, 2024, the Company had no finance or operating leases that had not yet commenced.

Rent expense related to the Company’s office facilities was $1,634 and $4,690 for the three and nine months ended September 30, 2024, respectively. Rent expense related to the Company’s office facilities was $1,293 and $3,762 for the three and nine months ended September 30, 2023, respectively.

5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$1,509	$—	$—	$1,509
U.S. treasury securities	—	187,796	—	187,796
Commercial paper	—	9,920	—	9,920
Convertible debt securities (See Note 7)	—	—	3,112	3,112
Investment loan receivable (See Note 7)	—	—	7,676	7,676
Total assets	$1,509	$197,716	$10,788	$210,013
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$54,269	$—	$—	$54,269
U.S. treasury securities	—	179,721	—	179,721
Total assets	$54,269	$179,721	$—	$233,990

Liabilities:
Contingent consideration	$—	$—	$597	$597
Total liabilities	$—	$—	$597	$597

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

As of September 30, 2024, the Company measured its investment loan receivables (see Note 7), its convertible debt securities (See Note 7) and its contingent consideration associated with the acquisition of Datos Inc. on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2023, the Company measured its contingent consideration associated with the acquisition of Datos Inc. on a recurring basis using significant unobservable inputs (Level 3).
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
A rollforward of the fair value measurements of the convertible debt securities for the three months ended September 30, 2024 is as follows:

Balance as of June 30, 2024	$—
Investment in convertible debt security	3,000
Change in fair value included in other income, net	112
Balance as of September 30, 2024	$3,112
Investment Loan Receivables
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
A rollforward of the fair value measurements of the investment loan receivable for the nine months ended September 30, 2024 is as follows:

Balance as of December 31, 2023	$—
Initial funding of investment loan receivable	7,000
Balance as of March 31, 2024	7,000
Change in fair value included in other income, net	83
Balance as of June 30, 2024	7,083
Additional funding of investment loan receivable	757
Change in fair value included in other income, net	(164)
Balance as of September 30, 2024	$7,676

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
The total estimated fair value of the contingent consideration payable was $0 and $597 as of September 30, 2024 and December 31, 2023, respectively. As of December 31, 2023, the primary inputs to the fair value of the contingent consideration were the risk free rate, the discount rate, and the revenue volatility. As of September 30, 2024, it was not probable that the payment would be earned.
Changes in the estimated fair value of the Datos contingent consideration payable will be recognized in other income, net. A rollforward of the fair value measurements of the contingent consideration liability for the nine months ended September 30, 2024 is as follows:

Balance as of December 31, 2023	$597
Change in fair value included in other income, net	21
Balance as of March 31, 2024	618
Change in fair value included in other income, net	133
Balance as of June 30, 2024	751
Change in fair value included in other income, net	(751)
Balance as of September 30, 2024	$—

6.    Property and Equipment, Net
Property and equipment consists of the following:

	As of
	September 30, 2024	December 31, 2023
Computer equipment	$13,583	$11,084
Furniture and office equipment	2,018	1,965
Leasehold improvements	2,906	2,469
Total property and equipment	18,507	15,518
Less: accumulated depreciation and amortization	(11,287)	(8,832)
Property and equipment, net	$7,220	$6,686
Depreciation and amortization expense related to property and equipment was $858 and $2,641 for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense related to property and equipment was $961 and $2,755 for the three and nine months ended September 30, 2023, respectively.

7.    Other Assets
Investment Loan Receivable
In March 2024, the Company entered into a loan agreement in which it loaned $7,000 to the borrower with a repayment date in March 2025. During September 2024, the Company entered into an amended and restated loan agreement in which it loaned an additional $757 to the borrower with a repayment date in March 2025. In addition to the loan facility, the Company entered into an option agreement with the borrower in which the Company had the right, but not the obligation, to acquire a majority of the outstanding common stock of the borrower during the period beginning July 1, 2024 and ending August 31, 2024. The Company accounts for the loan agreement and option agreement as a single financial instrument (together, the “Investment Loan Receivable”). The Company recorded the Investment Loan Receivable at its fair value of $7,000 on the agreement date. The Company did not exercise the option agreement. As of September 30, 2024, the fair value of the Investment Loan Receivable was $7,676 and was included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet.
With respect to the Investment Loan Receivable, the Company held a variable interest in the borrower, which is a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results of operations for the three and nine months ended September 30, 2024. Significant judgments included the determination that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests did not constitute a controlling financial interest.
Investments in Convertible Debt
In July 2024, the Company purchased a convertible debt security for a total aggregate investment of $3,000 with a maturity date of July 22, 2027 and annual interest rate of 10%. Interest accrues on the note and becomes payable upon conversion or maturity of the note. This convertible debt security is classified as an available-for-sale security. As of September 30, 2024, the note was included in other long-term assets in the unaudited condensed consolidated balance sheet. The Company accounts for the investment by utilizing the fair value option within ASC 825, Financial Instruments (“ASC 825”), and accounting for the entire hybrid instrument at fair value through other income (expense). The Company recorded an increase in the fair value of the convertible note of $112 for the three and nine months ended September 30, 2024.
8.    Net Income (Loss) Per Share
For the three months ended September 30, 2024, the net loss attributable to Semrush Holdings, Inc. is divided by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for this period as its effect would have been anti-dilutive due to the net loss incurred for the period. For the nine months ended September 30, 2024, diluted net income per share was calculated by dividing net income attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the period, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of Restricted Stock Units (“RSUs”).
For the three and nine months ended September 30, 2023, the net loss attributable to common stockholders is divided by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted earnings per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for these periods as its effect would have been anti-dilutive due to the net losses incurred for the periods.

The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic	146,436,167	142,837,120	145,563,220	142,246,586
Dilutive effect of share equivalents resulting from stock options	1,641,946	3,207,854	1,925,296	—
Dilutive effect of share equivalents resulting from restricted stock units	1,348,552	225,654	1,164,507	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted	149,426,665	146,270,628	148,653,023	142,246,586
The following potentially dilutive common stock equivalents, including stock options and restricted stock units, have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2024 and 2023 because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options outstanding	1,535,122	4,452,615	2,457,405	8,175,646
Unvested RSUs and PSUs	28,094	1,779,298	606,029	2,635,840
	1,563,216	6,231,913	3,063,434	10,811,486
For the three and nine months ended September 30, 2024, 1,128,021 and 1,128,021 shares of Class A common stock potentially issuable under Performance Stock Units (“PSUs”) were excluded from the table above, respectively. For the three and nine months ended September 30, 2023, 1,076,538 and 1,077,726 shares of Class A common stock potentially issuable under PSUs were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. See Note 14 for additional information regarding the Company’s PSUs.
9.    Acquisitions, Intangible Assets, and Goodwill
Acquisitions
Exploding Topics
On August 15, 2024, the Company completed an asset purchase agreement with Backlinko, LLC, doing business as Exploding Topics, to acquire substantially all of the assets of Exploding Topics. The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this asset acquisition was to acquire the traffic generating content of Exploding Topics. The acquisition date fair value of the consideration transferred totaled $2,950 which includes a holdback of $531 to be paid on August 15, 2025. This holdback amount is included in other current liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2024.
The Company assigned a value of $1,062 to the acquired identifiable intangible assets consisted of content, customer relationships, and developed technology, which are amortized over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired content, customer relationships, and developed technology, of four years, three years, and three years, respectively. The Company used the guideline public company method to value the identifiable intangible assets. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price of $1,888 was allocated to goodwill, which primarily relates to expected future site traffic generation and is deductible for tax purposes. The allocation of the purchase price is preliminary as of September 30, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.
The Company recorded $119 and $128 in transaction costs related to the transaction during the three and nine months ended September 30, 2024, respectively, which are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of August 15, 2024, the results of Exploding Topics’ operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Ryte
On July 11, 2024, the Company acquired 100% of the outstanding shares of Ryte GmbH ("Ryte"). The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this business combination was to expand the Company’s enterprise offerings by adding enterprise site audit and website performance monitoring. The acquisition date fair value of the consideration transferred consisted of the following:

Acquisition Date
Consideration transferred	Fair Value
Cash paid at close	$8,910
Fair value of deferred purchase payments	1,572
Total purchase consideration	$10,482
The Company determined that the fair value of the assets acquired and liabilities assumed was $10,482, including the cash paid at close and the fair value of the deferred purchase payments as of September 30, 2024. The fair value of deferred purchase payments represents the fair value of two payments of $786 each, the first of which will be paid July 11, 2025 and is included within other current liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2024. The second payment is due January 11, 2026 and is included in other long term liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2024.
The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of September 30, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Cash and cash equivalents	$1,550
Accounts Receivable	742
Prepaid Expenses	463
Other current assets	676
Other assets	100
Identifiable intangible assets	2,630
Goodwill	10,489
Total assets acquired	$16,650
Liabilities assumed
Accounts payable	$194
Short-term debt	2,529
Accrued liabilities	457
Deferred revenue	2,708
Other liabilities	280
Total Liabilities Assumed	$6,168
Fair value of assets acquired and liabilities assumed, net	$10,482
The Company allocated $2,630 of the purchase price to identifiable intangible assets consisting of developed technology, customer relationships, and trade names, which it amortizes over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to acquired developed technology, customer relationships, and trade names, of five years, six years, and five years, respectively. The Company used the multi-period excess earnings method to value the developed technology. The Company used the distributor method, a variation of the multi-period excess earnings method to value the customer relationships. The Company used the relief from royalty method to value the trade names. Trade names primarily relate to the Ryte brand. The significant assumptions used to estimate the value of the intangible assets included the discount rate, revenue growth rates, adjusted operating margin, and obsolescence. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price was allocated to goodwill, which primarily relates to expected synergies with our existing product offerings and is not deductible for tax purposes.
The Company recorded $494 and $721 in transaction costs related to the transaction during the three and nine months ended September 30, 2024, respectively, which are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of July 11, 2024, the results of Ryte’s operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $23,374, including the fair value of the noncontrolling interest in Brand 24 of $9,846, which is reflected in the stockholders’ equity section of the unaudited condensed consolidated balance sheet as of September 30, 2024. The fair value of the noncontrolling interest on the closing date was estimated considering the implied enterprise value and the acquired percentage of Brand 24. The fair value of deferred purchase payments represents the fair value of two payments of $1,500 each, the first of which will be paid December 31, 2024 and is included within other current liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2024. The second payment is due November 12, 2025 and is included in other long term liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2024. The deferred purchase payments will accrue interest of 2.5% per year.
The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of September 30, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

Purchase Price
Assets acquired	Allocation
Fair value of tangible assets:
Cash and cash equivalents	$1,502
Accounts Receivable	139
Other assets	686
Identifiable intangible assets	9,350
Goodwill	15,846
Total assets acquired	$27,523
Liabilities assumed
Deferred revenue, current	847
Deferred tax liabilities	1,411
Other liabilities	1,891
Total Liabilities Assumed	$4,149
Fair value of assets acquired and liabilities assumed, net	$23,374
Fair value of noncontrolling interest	$9,846
Fair value of controlling interest acquired	$13,528
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
The Company recorded $215 and $605 in transaction costs related to the transaction during the three and nine months ended September 30, 2024, respectively, which are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of April 29, 2024, the results of Brand 24’s operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
In April 2024 the Company entered into award agreements with certain members of Brand 24 Management. These awards are accounted for as liability-classified awards under ASC 718, Compensation - Stock Compensation. The fair value of the awards were estimated using a Monte Carlo Simulation. The Company recorded $227 and $377 in post-acquisition compensation expense related to these awards during the three and nine months ended September 30, 2024, respectively.
In May 2024, the Company announced a tender offer to purchase up to 944,616 shares of Brand 24 (the “Tender Offer”) at a price equal to PLN47.0 per share with an opening date for subscriptions of May 31, 2024 and a closing date for subscriptions of July 2, 2024. In July 2024, the Company completed the Tender Offer for outstanding shares of Brand 24 and purchased 135,500 incremental shares for an aggregate cost of $3,684 paid during the three months ended September 30, 2024 using cash on hand. The Tender Offer increased the Company’s ownership to 312,974 shares representing approximately 72% of the shares of Brand 24.
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

The Company determined that the fair value of the assets acquired and liabilities assumed was $19,021, including the fair value of the noncontrolling interest in Datos of $5,166. The fair value of the noncontrolling interest is inclusive of the fair value of the acquired call option, which gives the Company the right, but not the obligation, to purchase the remaining shares in Datos during the period beginning January 1, 2026 and ending on January 1, 2027 (the “Call Option”). The Company estimated the fair value of the noncontrolling interest, inclusive of the Call Option, using an option pricing method (a special case of the income approach), considering the initial transaction price and based on Level 3 significant unobservable inputs such as the total equity value of Datos, forecasted revenues, volatility, and risk-adjusted discount rates. Other consideration includes the deferred purchase payments, the contingent payment, and additional consideration due to the seller. A payment of $501 was made during March 2024 related to other consideration. The remaining fair value of other consideration has been recorded to other current liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2024.

The table below summarizes the Company’s purchase price allocation. The allocation of the purchase price is final as of September 30, 2024.

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
The Company did not record any transaction costs related to the transaction during the three months ended September 30, 2024. The Company recorded $100 in transaction costs related to the transaction during the nine months ended September 30, 2024, which are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of December 1, 2023, the results of Datos’ operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Traffic Think Tank
On February 23, 2023, the Company completed a purchase agreement with Rank, LLC (“Traffic Think Tank”), acquiring certain intangible assets of Traffic Think Tank for total cash consideration of $1,800, of which $360 was paid during February 2024 (the “12-month holdback amount”) and $360 was paid during August 2024 (the “18-month holdback amount”). The remaining consideration was paid upon closing. The primary purpose of the acquisition was to acquire valuable brand and content related to Traffic Think Tank’s SEO community and courses.
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

Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of September 30, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.1	$8,799	$(2,447)	$6,352
Trade name	3.5	5,176	(2,069)	3,107
Content	2.7	3,142	(1,497)	1,645
Customer relationships	5.4	10,814	(1,300)	9,514
Capitalized internal-use software	2.7	13,784	(3,656)	10,128
Total as of September 30, 2024		$41,715	$(10,969)	$30,746

	As of December 31, 2023
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.1	$5,604	$(1,518)	$4,086
Trade name	3.7	4,451	(1,404)	3,047
Content	2.3	2,387	(1,021)	1,366
Customer relationships	4.4	1,694	(396)	1,298
Capitalized internal-use software	2.8	8,460	(2,174)	6,286
Total as of December 31, 2023		$22,596	$(6,513)	$16,083

During the three and nine months ended September 30, 2024, the Company capitalized $1,474 and $5,842, respectively, of software development costs, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $588 and $1,491, respectively. During the three and nine months ended September 30, 2023, the Company capitalized $1,283 and $3,913, respectively, of software development costs, and recorded amortization expense associated with its capitalized software development costs of $151 and $421, respectively.
Amortization expense for acquired intangible assets was $1,380 and $2,962 for the three and nine months ended September 30, 2024, respectively. Amortization expense for acquired intangible assets was $557 and $1,631 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, future amortization expense is expected to be as follows:

Amount
Remainder of 2024	$2,015
2025	7,808
2026	6,869
2027	4,599
2028	3,037
Thereafter	6,418
Total	$30,746

Goodwill
The changes in the carrying value of goodwill during the nine months ended September 30, 2024 were as follows:

Amount
Balance as of January 1, 2024	$24,879
Datos purchase price allocation adjustment	(104)
Brand 24 acquisition	15,846
Ryte acquisition	10,489
Exploding Topics acquisition	1,888
Foreign currency translation adjustment	1,301
Balance as of September 30, 2024	$54,299
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
During the three and nine months ended September 30, 2024, the Company did not incur exit costs. During the three and nine months ended September 30, 2023, the Company incurred exit costs of $0 and $1,292, respectively, related to relocation efforts.
11.    Accrued expenses
Accrued expenses consist of the following:

	As of
	September 30, 2024	December 31, 2023
Employee compensation	$7,664	$7,742
Income taxes payable	2,436	1,810
Other taxes payable	9,230	9,695
Vacation reserves	871	549
Other	83	95
Total accrued expenses	$20,284	$19,891

12.    Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three and nine months ended September 30, 2024, the Company recorded provisions for income taxes of $3,899 and $11,652, respectively. For the three and nine months ended September 30, 2023, the Company recorded provisions for income taxes of $637 and $2,303, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 differs from the U.S. statutory rate due primarily to the impact of earnings in foreign jurisdictions and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. The Company’s income tax expense for the three and nine months ended September 30, 2023, respectively, primarily relates to income earned in certain foreign jurisdictions.
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
13.    Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of September 30, 2024, the Company had reserved the following shares of common stock for future issuance:

Options outstanding	5,371,516
Common stock reserved for future issuance	12,233,256
Restricted stock units and performance stock units outstanding	5,802,292
Total authorized shares of common stock reserved for future issuance	23,407,064
The Company has two classes of authorized common stock: Class A common stock and Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time and upon certain other events. During the three and nine months ended September 30, 2024, a total of 409,801 shares of Class B Common Stock were converted to Class A Common Stock.

14.    Stock-Based Compensation
The Company recorded stock-based compensation expense of $7,575 and $19,856 during the three and nine months ended September 30, 2024, respectively, and recorded $4,203 and $10,764 during the three and nine months ended September 30, 2023, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$71	$33	$169	$82
Sales and marketing	1,228	822	3,207	2,190
Research and development	1,707	579	3,714	1,464
General and administrative	4,569	2,769	12,766	7,028
Total stock-based compensation	$7,575	$4,203	$19,856	$10,764
As of September 30, 2024, there was $12,119 of unrecognized compensation cost related to unvested common stock option arrangements, which is expected to be recognized over a weighted-average period of 2.21 years. As of September 30, 2024, there was $41,236 of unrecognized compensation cost related to unvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 2.34 years. As of September 30, 2024, there was $10,014 of unrecognized compensation cost related to unvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 2.32 years.
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

The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	N/A	62.6%	61.8%	63.2%
Weighted-average risk-free interest rate	N/A	4.03%	4.28%	3.71%
Expected dividend yield	N/A	—	—	—
Expected life – in years	N/A	6	6	6
A summary of the Company’s option activity as of September 30, 2024, and changes during the nine months then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	7,175,494	$7.02	7.78
Granted	15,888	12.62
Exercised	(1,464,641)	2.53
Forfeited	(355,225)	8.94
Outstanding at September 30, 2024	5,371,516	8.14	7.34
Options exercisable at September 30, 2024	3,220,402	6.76	6.71
The Company did not grant option awards during the three months ended September 30, 2024. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 was $7.71 per share. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2023 was $6.15 and $5.58 per share, respectively. Tax benefits of $13 and $712 were realized from options during the three and nine months ended September 30, 2024, respectively. Tax benefits of $653 and $696 were realized from options during the three and nine months ended September 30, 2023, respectively.
The aggregate intrinsic value of options outstanding as of September 30, 2024 and December 31, 2023 was $41,886 and $49,221, respectively.
The aggregate intrinsic value for options exercised during the three and nine months ended September 30, 2024 was $3,249 and $16,913, respectively. The aggregate intrinsic value for options exercised during the three and nine months ended September 30, 2023 was $2,521 and $7,923, respectively.
The aggregate intrinsic value for options exercisable as of September 30, 2024 and December 31, 2023 was $29,705 and $34,471, respectively.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on September 30, 2024 and December 31, 2023, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
During the three and nine months ended September 30, 2024, the Company granted to employees RSUs for 66,720 and 2,857,598 shares of Class A common stock, respectively. During the three and nine months ended September 30, 2023, the Company granted to employees RSUs for 68,463 and 1,908,880 shares of Class A common stock, respectively. During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense related to the RSUs of $4,802 and

$12,234, respectively. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense related to the RSUs of $2,461 and $5,702, respectively.
A summary of RSU activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2024	2,571,318	$9.88	$25,405
Granted	2,857,598	12.60	36,006
Vested	(996,837)	9.73	9,699
Forfeited	(280,756)	9.77	2,743
Unvested balance as of September 30, 2024	4,151,323	$11.79	$48,944
The Company did not grant PSU awards during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company granted to employees PSU awards for 1,146,491 shares of Class A common stock. During the three and nine months ended September 30, 2024, $1,187 and $2,753 of stock-based compensation expense has been recognized in connection with PSU awards, respectively. The Company did not grant PSU awards during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, an insignificant amount of stock-based compensation expense has been recognized in connection with PSU awards, respectively.
A summary of PSU activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2024	1,077,726	$11.61	$12,512
Granted	1,146,491	12.56	14,400
Vested	—	—	—
Forfeited	—	—	—
Unvested balance at September 30, 2024	2,224,217	$12.10	$26,913
15.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers through March 31, 2026. As of September 30, 2024, future commitments for data services are as follows:

As of September 30, 2024
Remainder of 2024	3,039
2025	14,388
2026	3,233
2027 and thereafter	—
Total	$20,660
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of September 30, 2024, the Company has not incurred any costs for the above guarantees and indemnities.
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
16.    Components of Other Income, Net
The components of other income, net, for the three months ended three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency exchange gain (loss)	$(236)	$(291)	337	(929)
Interest income, net	2,419	2,449	7,705	6,881
Other income, net	729	(54)	1,125	776
Total other income, net	$2,912	$2,104	$9,167	$6,728
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

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
United States	$44,525	$37,557	$127,867	$107,101
United Kingdom	9,003	7,687	25,901	21,972
Other	43,882	33,474	120,405	95,208
Total revenue	$97,410	$78,718	$274,173	$224,281
Property and equipment, net by geographic location consists of the following:

	As of
	September 30, 2024	December 31, 2023
Property and equipment, net:
United States	$3,279	$3,231
Netherlands	2,008	1,781
Spain	888	807
Czech Republic	203	278
Other	842	589
Total assets	$7,220	$6,686

18.     Subsequent Events
In October 2024, the Company acquired all of the outstanding shares of Third Door Media (“TDM”), a marketing and leads generation company located and based in the United States. The purchase price for the TDM acquisition totaled $6.1 million. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of finalizing the accounting for this transaction and will complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the fourth quarter of 2024.

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
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the U.S. and UK, generating combined revenues of $53.5 million and $153.8 million for the three and nine months ended September 30, 2024, respectively, and $45.2 million and $129.1 million for the three and nine months ended September 30, 2023, respectively.
We have one reportable segment. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform. Our recurring subscription model provides significant visibility into our future results and we believe Annual Recurring Revenue (“ARR”) is the best indicator of the scale of our platform, while mitigating fluctuations due to seasonality and contract term. We define ARR as of a given date as the monthly recurring revenue that we expect to contractually receive from all paid subscription agreements that are actively generating revenue as of that date multiplied by 12. We include both monthly recurring paid subscriptions, which renew automatically unless canceled, as well as annual recurring paid subscriptions so long as we do not have any indication that a customer has canceled or intends to cancel its subscription and we continue to generate revenue from them. As of September 30, 2024, we had over 117,000 paying customers, accounting for $400.7 million in ARR, an increase from more than 106,000 paying customers accounting for $322.8 million in ARR as of September 30, 2023.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of September 30, 2024 and December 31, 2023 was approximately 107%.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of September 30, 2024 and September 30, 2023 was $3,414 and $3,022, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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

	Nine Months Ended September 30, (in thousands)
	2024	2023
Income (loss) from operations	$6,567	$(10,349)
Stock-based compensation expense	19,856	10,764
Amortization of acquired intangibles	2,962	1,631
Restructuring and other costs	2,331	1,292
Acquisition-related costs, net	2,265	—
Non-GAAP income from operations	$33,981	$3,338

	Nine Months Ended September 30,
	2024	2023
Income (loss) from operations (as a percentage of revenue)	2.4%	(4.6)%
Stock-based compensation expense (as a percentage of revenue)	7.2%	4.8%
Amortization of acquired intangibles (as a percentage of revenue)	1.1%	0.7%
Restructuring and other costs (as a percentage of revenue)	0.9%	0.6%
Acquisition-related costs, net (as a percentage of revenue)	0.8%	—%
Non-GAAP income from operations margin	12.4%	1.5%

	Nine Months Ended September 30, (in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$35,063	$(3,567)
Net cash used in investing activities	(51,076)	(34,319)
Net cash provided by (used in) financing activities	2,009	(928)
Effect of exchange rate changes on cash and cash equivalents	424	238
Net decrease in cash, cash equivalents and restricted cash	$(13,580)	$(38,576)

	Nine Months Ended September 30, (in thousands)
	2024	2023
Net cash provided by (used in) operating activities	$35,063	$(3,567)
Purchases of property and equipment	(3,411)	(1,065)
Capitalization of internal-use software costs	(5,842)	(3,913)
Free cash flow	$25,810	$(8,545)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities (as a percentage of revenue)	12.8%	(1.6)%
Purchases of property and equipment (as a percentage of revenue)	(1.2)%	(0.5)%
Capitalization of internal-use software costs (as a percentage of revenue)	(2.1)%	(1.7)%
Free cash flow margin	9.5%	(3.8)%

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
As of September 30, 2024, we served over 117,000 paying customers in various industries, and our revenue is not concentrated with any single customer or industry. For the three and nine months ended September 30, 2024, no single customer accounted for more than 10% of our revenue.
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
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. In accordance with ASC 830, Foreign Currency Matters, we redetermined our functional currencies of our international locations as of January 1, 2022, when it was determined the local currencies for these regions were most appropriate. For the three and nine months ended September 30, 2024, the functional currencies of our international locations were the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
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
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. Our tax expense for the three and nine months ended September 30, 2024 primarily relates to the tax provision recorded on the earnings of our profitable foreign subsidiaries and the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. Our tax expense for the three and nine months ended September 30, 2023 primarily relates to income earned in certain foreign jurisdictions.

Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$97,410	$78,718	$274,173	$224,281
Cost of revenue (1)	17,063	13,032	46,665	38,643
Gross profit	80,347	65,686	227,508	185,638
Operating expenses
Sales and marketing (1)	35,689	30,094	104,610	95,827
Research and development (1)	22,183	14,075	58,775	42,071
General and administrative (1)	20,770	18,769	57,556	56,797
Exit costs	—	—	—	1,292
Total operating expenses	78,642	62,938	220,941	195,987
Income (loss) from operations	1,705	2,748	6,567	(10,349)
Other income, net	2,912	2,104	9,167	6,728
Income (loss) before income taxes	4,617	4,852	15,734	(3,621)
Provision for income taxes	3,899	637	11,652	2,303
Net income (loss)	718	4,215	4,082	(5,924)
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(376)	—	(809)	—
Net income (loss) attributable to Semrush Holdings, Inc.	$1,094	$4,215	$4,891	$(5,924)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of revenue	$71	$33	$169	$82
Sales and marketing	1,228	822	3,207	2,190
Research and development	1,707	579	3,714	1,464
General and administrative	4,569	2,769	12,766	7,028
Total stock-based compensation	$7,575	$4,203	$19,856	$10,764

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	18%	17%	17%	17%
Gross profit	82%	83%	83%	83%
Operating expenses
Sales and marketing	37%	38%	38%	43%
Research and development	23%	18%	21%	19%
General and administrative	21%	24%	21%	25%
Exit costs	—%	—%	—%	1%
Total operating expenses	81%	80%	80%	87%
Income (loss) from operations	2%	3%	2%	(5)%
Other income, net	3%	3%	3%	3%
Income (loss) before income taxes	5%	6%	6%	(2)%
Provision for income taxes	4%	1%	4%	1%
Net income (loss)	1%	5%	1%	(3)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue
Our revenue during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$97,410	$78,718	$18,692	24%	$274,173	$224,281	$49,892	22%

Revenue increased in all regions. The majority of this increase was driven by an increase in the number of paying customers from over 106,000 as of September 30, 2023 to over 117,000 as of September 30, 2024. The increases in revenue for the three and nine months ended September 30, 2024 were also driven by growth in user licenses per customer, attach rates, and increased revenue per customer related to larger customers. We define attach rates as the ratio of the number of paying customers who purchase specific add-ons to the number of total paying customers.

Revenue based upon the locations of our paying customers during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue:
United States	$44,525	$37,557	$127,867	$107,101
United Kingdom	9,003	7,687	25,901	21,972
Other	43,882	33,474	120,405	95,208
Total revenue	$97,410	$78,718	$274,173	$224,281

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$97,410	$78,718	$18,692	24%	$274,173	$224,281	$49,892	22%
Cost of revenue	$17,063	$13,032	$4,031	31%	$46,665	$38,643	$8,022	21%
Gross profit	$80,347	$65,686	$14,661	22%	$227,508	$185,638	$41,870	23%
Gross margin	82%	83%			83%	83%

For the three months ended September 30, 2024, cost of revenue increased by $4.0 million compared to the corresponding period of the prior year. This increase is primarily driven by a $1.2 million increase in depreciation and amortization costs related to increased capitalized software and intangible asset amortization, a $0.8 million increase in integration and data costs, a $0.8 million increase in personnel costs, a $0.5 million increase from the allocation of IT and other costs, and a $0.4 million increase in merchant fees.
For the nine months ended September 30, 2024, cost of revenue increased by $8.0 million compared to the corresponding period of the prior year. This increase is primarily driven by a $2.4 million increase in depreciation and amortization costs related to increased capitalized software and intangible asset amortization, a $2.0 million increase in integration and data costs, a $1.5 million increase from the allocation of IT and other costs, a $1.1 million increase in merchant fees, and a $0.9 million increase in personnel costs.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$35,689	$30,094	$5,595	19%	$104,610	$95,827	$8,783	9%
Percentage of total revenue	37%	38%			38%	43%

For the three months ended September 30, 2024, sales and marketing expense increased by $5.6 million compared to the corresponding period of the prior year. This increase was primarily driven by a $4.2 million increase in personnel costs as a result of higher wage and contractor costs, a $0.6 million increase in marketing and advertising expense due to increased online advertising, a $0.4 million increase from the allocation of other costs, and a $0.3 million increase from the allocation of IT costs.
For the nine months ended September 30, 2024, sales and marketing expense increased by $8.8 million compared to the corresponding period of the prior year. This increase was primarily driven by a $10.4 million increase in personnel costs primarily driven by increased contractor, stock-based compensation, and commission costs, a $2.1 million increase from the allocation of IT costs, and a $1.4 million increase from the allocation of other costs. These increases were partially offset by a $5.0 million decrease in marketing and advertising expense primarily due to lower paid search costs.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$22,183	$14,075	$8,108	58%	$58,775	$42,071	$16,704	40%
Percentage of total revenue	23%	18%			21%	19%

For the three months ended September 30, 2024, research and development costs increased by $8.1 million compared to the corresponding period of the prior year, primarily as a result of a $4.7 million increase in personnel costs driven by a 12% increase in headcount compared to the corresponding period of the prior year and increased stock-based compensation costs, a $1.5 million increase related to IT and other allocations, a $0.7 million increase to other costs, a $0.5 million increase to professional service costs, and a $0.4 million increase from the allocation of rent and office costs.
For the nine months ended September 30, 2024, research and development costs increased by $16.7 million compared to the corresponding period of the prior year, primarily as a result of a $8.3 million increase in personnel costs driven by a 10% increase in headcount compared to the corresponding period of the prior year, a $3.1 million increase related to IT and other allocations, a $2.2 million increase to other costs, primarily related to an increase in costs allocated to research and development, a $1.5 million increase to professional service costs, and a $1.2 million increase from the allocation of rent and office costs.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$20,770	$18,769	$2,001	11%	$57,556	$56,797	$759	1%
Percentage of total revenue	21%	24%			21%	25%

For the three months ended September 30, 2024, general and administrative expense increased by $2.0 million compared to the corresponding period of the prior year. This increase was primarily driven by a $3.8 million increase in personnel costs, which includes a $1.8 million increase in stock-based compensation and a $1.5 million increase to professional services primarily related to acquisition costs. These increases were partially offset by a decrease of $2.4 million decrease from the allocation of IT costs and a $0.9 million decrease driven by the allocation of other costs.
For the nine months ended September 30, 2024, general and administrative expense increased by $0.8 million compared to the corresponding period of the prior year. This increase was primarily driven by a $9.3 million increase in personnel costs, which includes a $5.7 million increase in stock-based compensation and a $0.7 million increase to professional services primarily related to acquisition costs. This increase was partially offset by a decrease of $6.6 million from the allocation of IT costs and a $2.6 million from the allocation of other costs.
Exit Costs
All costs associated with our relocation efforts are included in the unaudited condensed consolidated statement of operations in our income from continuing operations under the line item, Exit Costs. Exit costs in connection with our relocation efforts include employee severance and fringe benefit costs, and other associated relocation costs.
During the three and nine months ended September 30, 2024, respectively, exit costs were not incurred. During the three and nine months ended September 30, 2023 exit costs totaled $0.0 million and $1.3 million, respectively, related to our relocation efforts.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$2,912	$2,104	$808	38%	$9,167	$6,728	$2,439	36%
Percentage of total revenue	3%	3%			3%	3%

The increase in other income for the three months ended September 30, 2024 compared to the corresponding period of the prior year was primarily due to an increase in fair value adjustments relating to contingent consideration (See Note 5). The increase in other income for the nine months ended September 30, 2024 compared to the corresponding period of the prior year was primarily due to an increase in foreign currency exchange gain (loss) and an increase in interest income as compared to the prior year period.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$3,899	$637	$3,262	512%	$11,652	$2,303	$9,349	406%
Percentage of total revenue	4%	1%			4%	1%
The increase in the provision for income taxes for the three and nine months ended September 30, 2024 compared to the corresponding periods of the prior year was primarily due to the effects of changes in the tax provision recorded on the earnings of our profitable foreign subsidiaries and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
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
As of September 30, 2024, we had cash and cash equivalents of $45.1 million, short-term investments of $187.8 million, and accounts receivable of $9.3 million.
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
Net cash provided by operating activities during the nine months ended September 30, 2024 was $35.1 million. The activity resulted from a net income of $4.1 million adjusted for non-cash add backs of $37.5 million and a net cash outflow of $6.6 million from changes in operating assets and liabilities during the nine months ended September 30, 2024. Non-cash charges primarily consisted of $19.9 million of stock-based compensation expense, $9.2 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $7.1 million for depreciation and amortization expense. The changes in operating assets and liabilities were primarily the result of a $9.0 million increase in deferred contract costs, a $3.5 million increase in prepaid expenses and other current assets, and a $3.4 million decrease in operating lease liability. These outflows were partially offset by a $6.9 million increase in deferred revenue, a $1.9 million increase in accounts payable, and a $1.3 million increase in accrued expenses.
Net cash used in operating activities during the nine months ended September 30, 2023 was $3.6 million. The activity resulted from a net loss of $5.9 million adjusted for non-cash add backs of $21.8 million and a net cash outflow of $19.5 million from changes in operating assets and liabilities during the nine months ended September 30, 2023. Non-cash charges primarily consisted of $10.8 million of stock-based compensation expense and $7.5 million for amortization of deferred contract acquisition costs related to capitalized commissions. The changes in operating assets and liabilities were primarily the result of a $9.8 million increase in deferred contract costs, a $5.6 million decrease in accounts payable, a $5.4 million increase in prepaid expenses and other current assets, a $2.8 million decrease in operating lease liability, and a $2.3 million increase in accounts receivable. These outflows were partially offset by a $6.2 million increase in deferred revenue due to the addition of new customers and expansion of the business.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $51.1 million and primarily consisted of $136.8 million in purchases of short-term investments, $21.1 million in cash paid for businesses, net of cash acquired, $7.8 million in funding of the investment loan receivables, $5.8 million in capitalization of internal-use software costs, $4.9 million related to the purchase of noncontrolling interest, $3.7 million in purchases of convertible debt securities, and $3.4 million in purchases of property and equipment. This activity was partially offset by $132.5 million in proceeds from sales and maturities of short-term investments.
Net cash used in investing activities for the nine months ended September 30, 2023 was $34.3 million and primarily consisted of $182.4 million in purchases of short-term investments. This activity was partially offset by $154.7 million in proceeds from sales and maturities of short-term investments.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $2.0 million and consisted of $3.7 million relating to the exercise of stock options partially offset by $1.1 million in payment of acquired debt, and $0.6 million of cash outflows related to the payment of finance leases.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of September 30, 2024 we had cash, cash equivalents, and short-term investments of $232.9 million. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe with expenses in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $7.7 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
None.
Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers

On August 8, 2024, Eugene Levin, our President, adopted a trading arrangement for the sale of our Class A common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Levin’s Rule 10b5-1 Trading Plan, which commences on December 2, 2024 and ends on December 22, 2025, provides for the sale of up to 1,080,000 shares of our Class A common stock pursuant to the terms of the plan.

On September 9, 2024, the Vranesh Family Trust U/A DTD 03/26/2007, a trust for the benefit of Mark Vranesh, a member of our Board of Directors, and his spouse, and of which Mr. Vranesh and his spouse are trustees, adopted a Rule 10b5-1 Trading Plan. Mr. Vranesh’s Rule 10b5-1 Trading Plan, which commences on January 2, 2025 and ends on December 31, 2026, provides for the sale of up to 80,000 shares of our Class A common stock pursuant to the terms of the plan.

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

SEMRUSH HOLDINGS, INC.

November 12, 2024	By:	/s/ Oleg Shchegolev
Oleg Shchegolev
Chief Executive Officer
(Principal Executive Officer)

November 12, 2024	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)