Form 10-K
period 2024-12-31
SEMrush Holdings, Inc.
filed 2025-03-03
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes or ☐ No.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes or ☒ No
The aggregate market value of stock held by non-affiliates as of June, 28, 2024, (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $740.0 million based upon $13.39 per share, the closing price on June, 28, 2024 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
As of February 24, 2025, there were 126,141,031 shares of the registrant’s Class A Common Stock and 20,908,410 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

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
•our ability to successfully expand in our existing markets and into new markets, including executing on anticipated market opportunities and growth strategies;
•our ability to effectively manage our growth and future expenses;
•our ability to continue to innovate and develop new products and features, improve our data assets, and adopt and enhance our technological capabilities, including the use of artificial intelligence and other new and evolving technologies;
•our expectations regarding user behavior online, including use of traditional search engines and newer AI-driven search technologies;
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
•expected changes to our executive management team;

•our anticipated investments in sales and marketing, and research and development;
•our ability to successfully defend litigation brought against us;
•our expectations regarding identifying, evaluating, executing, and integrating strategic acquisitions and related financial considerations such as purchase price allocation; and
•the impact of global financial, economic, and political events on our business, industry and supply chain, including health epidemics, rising inflation, fluctuating interest rates, and market uncertainty and volatility.
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
This Annual Report on Form 10-K contains statistical data, estimates, and forecasts from various sources, including independent industry publications and other information from our internal sources. This information is based upon a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. While we believe the market and industry data included in this Annual Report on Form 10-K are reliable and are based on reasonable assumptions, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied on therein. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” that could cause results to differ materially.

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
•If we fail to maintain and improve our methods and technologies, or fail to anticipate new methods or technologies for data collection and analysis, infrastructure, hardware, software, and software-related technologies, including those pertaining to artificial intelligence, competing products and services could surpass ours in depth, breadth, or accuracy of our data, the insights that we offer or in other respects, which could result in a loss of customers, impact our ability to acquire new customers, and harm our business and financial results.
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
•The use of artificial intelligence and other new and evolving technologies in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.
•Rapid advancements in AI-driven search technologies may alter how users discover and interact with online content, potentially diminishing reliance on traditional search engines or changing algorithms in ways that impact our solutions. If we do not continue to innovate and adapt our offerings in response to these evolving technologies, the perceived value or demand for our products could decrease, which could adversely affect our business, operating results, and financial condition.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who as of December 31, 2024 held in the aggregate 79% of the voting power of our capital stock, which will limit your ability to influence corporate matters.

Part I
Item 1. Business
Overview
We are a leading online visibility management software-as-a-service (“SaaS”) platform. We enable companies globally to identify and reach the right audience for their content, in the right context, and through the right channels. Our platform utilizes data and intelligence at the core surrounded by AI-powered interconnected hubs focused on search engine optimization, paid advertising, social media management, local marketing, brand marketing, and content marketing. Each of these marketing channel hubs is uniquely designed to ensure our customers can analyze, enhance and measure website navigation and performance, content relevance and authority, and overall prospective customer interests and engagement, and most importantly show how each channel is connected to the others to provide a much needed means for our customers to optimize returns on their investments.
The evolving online landscape and information overload from online content have made it increasingly difficult for companies to understand and manage their online visibility. Our proprietary online visibility management SaaS platform (our “platform”) enables us to aggregate and enrich trillions of data points collected from more than 808 million unique domains. Our platform enables our customers to understand trends and act upon unique insights to improve their online visibility, drive high-quality traffic to their websites and social media pages, as well as online listings, distribute highly targeted content to their customers, and measure the effectiveness of their digital marketing campaigns. As of December 31, 2024 and 2023, our differentiated platform empowered more than 1,049,000 and 1,041,000 active free customers, respectively, and approximately 117,000 and 108,000 paying customers, respectively, in over 150 countries.
As interactions between companies and their customers continue to shift online, managing a company’s online visibility has become critical. With over 5.5 billion internet users in 2024, according to research platforms, and consumers worldwide spending an average of over six and a half hours per day online, according to GlobalWebIndex, digital channels are essential for customer engagement. While these digital channels have made it easier for companies to have an online presence, with so many different sources of media competing for customers’ attention, it has become increasingly difficult for companies to be discovered by, and engage with, their customers. Most companies do not have the technology or resources to effectively ingest, aggregate, process, and analyze the vast amount of fragmented data from these diverse sources at scale to derive and act upon actionable insights. Companies often attempt to address individual aspects of online visibility, such as search engine optimization (“SEO”), search engine marketing (“SEM”), content marketing, social media management (“SMM”), brand marketing, and competitive intelligence, among others. Fully integrated solutions are more likely to drive long-term traffic improvement than siloed approaches, offering more comprehensive functionality and insights, and combining strategies across owned, earned, and paid media.
Our fully integrated online visibility management SaaS platform leverages our proprietary technology, differentiated data, and actionable insights to improve online visibility. We utilize machine learning capabilities to synthesize broad and deep data sets to derive actionable insights and analytics. Our ability to aggregate, crawl, and process massive data sets, including search engine, website traffic, backlink, online advertising, panel, and social media data, combined with our ability to obtain data from our customers through application programming interfaces (“APIs”), enables our software to generate a comprehensive view of a company’s online visibility profile and identify the specific keywords, advertisements, third-party websites, and content that are driving traffic. Our platform creates significant network effects as we grow the number of our customers and our customers provide us with more data. By combining our customer data with our own market data, we are able to improve our algorithms and, in turn, increase the accuracy of our metrics and analytics. We also integrate with third-party solutions to create comprehensive end-to-end workflows across the entire marketing funnel. These workflows include analyzing trends, identifying potential opportunities to optimize visibility, creating high-quality content efficiently, helping customers assess different marketing approaches, executing campaigns regularly, and measuring the effectiveness of their marketing campaigns. As a result, we empower companies to improve their online visibility across key channels through a holistic strategy.
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
Within our platform, we offer our solutions on a multi-price point, recurring subscription basis, which provides incremental levels of access to our products, tools, and add-ons across online visibility management. Some customers start using our products, tools, and add-ons on a free basis before purchasing a subscription to receive premium functionality and additional user licenses. Our compelling value proposition, effective go-to-market strategy, and recurring revenue model drives efficient unit economics.
Our multi-price point structure also drives meaningful upsell opportunities through higher usage limits, greater product functionality, additional user licenses, and product add-ons, as reflected by our dollar-based net revenue retention rate of 106% and 107% as of December 31, 2024 and 2023, respectively, and our compounded average annual revenue growth rate of 35% between the years ended December 31, 2018 and December 31, 2024. We have grown our ARR per paying customer to $3,522 as of December 31, 2024, up from $3,125 as of December 31, 2023, driven by strong upsell     activity. We define ARR as the total subscription revenue as of a given date that we expect to contractually receive over the subsequent 12 months from customers on an annualized basis, assuming no increases, reductions or cancellations.
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
Our culture is driven by a collaborative and innovative leadership style and team, which has fostered our ability to expand from a single product in 2008 to our comprehensive online visibility management SaaS platform comprising the products, tools, and add-ons we offer today. Since our inception 16 years ago, we have been led by our co-founder and Chief Executive Officer (“CEO”), Oleg Shchegolev. On February 26, 2025, we announced that William (Bill) R. Wagner has been named the new CEO, effective March 10, 2025, and Oleg Shchegolev will assume the role of Chief Technology Officer (“CTO”). We believe this transition will further bolster our leadership team and culture of continuous improvement as it will allow Mr. Shchegolev to focus on artificial intelligence (“AI”) and other product innovation matters in his new role as CTO, while also ensuring strong leadership in the CEO position from Mr. Wagner who is a SaaS industry veteran with over 30 years in the technology sector and who has served as a member of our Board of Directors since September 2022.
Our capital efficient model has enabled us to grow to $411.6 million in ARR as of December 31, 2024 from $337.1 million in ARR as of December 31, 2023. For the years ended December 31, 2024, 2023, and 2022, our revenue was $376.8 million, $307.7 million, and $254.3 million, respectively, representing growth of 22% and 21%, respectively. For the years ended December 31, 2024, 2023, and 2022, our net income (loss) was $7.4 million, $1.0 million, and $(33.8) million, respectively.
The Benefits of Our Platform
The key benefits of our platform include:
•All-in-one platform to provide comprehensive online visibility. Our software products cover key aspects of online visibility, including search engine optimization, paid advertising, local marketing, content marketing, competitive research, social media management, and brand marketing. Our comprehensive online visibility management SaaS platform is built with differentiated insights into traffic sources for specific sites, analysis of drivers of traffic to a company’s and its competitors’ websites, the keywords and backlinks that are driving this traffic, and the effectiveness of a company’s content marketing strategy.
•Robust, proprietary technology platform and datasets. We developed our technology platform over the last 16 years, leveraging machine learning to aggregate, cleanse, and analyze an immense amount of proprietary and third-party unstructured data. Our data assets include more than 808 million domains, 26 billion keywords, click stream panel data from billions of events per week, over 43 trillion backlinks, over 10 billion URLs crawled per day on average, and a range of data aggregated from social media networks, all of which scale continuously as customers use our platform.
•End-to-end workflows with third-party integrations. Our platform maintains a range of seamless third-party integrations for data, workflow, reporting and AI capabilities, enabling our customers to manage every critical step in optimizing their online visibility. Notable integrations include Google Analytics, Google Ads, Microsoft Ads, Meta Ads, TikTok ads, Amazon ads, Salesforce, HubSpot, YouTube, Facebook, Instagram, X, LinkedIn, Pinterest, Yext, and Microsoft Outlook.
•Intuitive, easy-to-use platform. Our platform prioritizes the customer experience and promotes collaboration across functional teams. We have developed easy-to-use dashboards, report builders, project sharing, and task management capabilities that streamline the analytics process for our customers through an intuitive and modern customer experience, while enabling intra-company teams to work together seamlessly to manage a company’s online visibility.
•Strong value proposition. Our comprehensive product suite delivers differentiated insights through a multi-faceted platform that enables companies to efficiently manage online visibility, reduce traffic acquisition costs, promote consumer engagement, minimize the cost associated with managing multiple third-party vendors, and acquire new customers.

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
•Expand the use of our platform by our existing paying customer base. Our substantial base of approximately 117,000 paying customers as of December 31, 2024 presents a significant opportunity to increase monetization. We expect to continue to grow our revenue from our existing customers as they seek to add premium features and additional user licenses, as reflected by our dollar-based net revenue retention rate of 106% as of December 31, 2024.
•Focus on expanding the adoption of our Enterprise SEO solution. For both the acquisition of new customers and the expansion of the use of our platform by our existing paying customer base, we expect to continue to heavily market, cross-sell and up-sell our Enterprise SEO solution for which general availability was launched in June 2024. Our Enterprise SEO solution, which is built on top of our SEO platform but with additional features and functionalities, is typically sold at a higher subscription price point (as compared to our other product subscriptions), and subscriptions are typically at least an annual term. It is targeted at larger enterprise customers who often have a need for higher quantities of license entitlements, which in turn drives an increase in average ARR per customer.
•Continue to innovate and develop new products and features. We continue to invest in research and development to enhance our platform and release new products and features, including our Enterprise SEO solution, while bolstering one of the largest independent data sets for online visibility. We maintain close relationships with our customer base who provide us with frequent and real-time feedback, which we leverage to rapidly update and optimize our platform. The release of new products, tools, add-ons, and features has enabled us to drive higher monetization over time as we have increased our ARR per paying customer to $3,522 as of December 31, 2024 from $3,125 as of December 31, 2023.
•Pursue opportunistic Mergers & Acquisitions. Our management team expects to continue to allocate resources to identify, evaluate, and execute strategic acquisitions. For example, we acquired Backlinko.com (“Backlinko”) in January 2022, Intellikom Inc. dba Kompyte (“Kompyte”) in March 2022, Rank, LLC (“Traffic Think Tank”) in February 2023, a majority stake in Datos Inc. (“Datos”) in December 2023, a majority stake in Brand 24 S.A. (“Brand 24”) in April 2024, Ryte GmbH (“Ryte”) in July 2024, substantially all of the assets of Backlinko, LLC dba Exploding Topics (“Exploding Topics”) in August 2024, and Third Door Media, Inc. (“Third Door Media”) in October 2024, to expand our technological capabilities and solutions offerings. See Note 9 “Acquisitions, Intangible Assets, and Goodwill” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our merger and acquisition (“M&A”) activity during 2024.
Our Platform, Solutions and Product Offerings
Our online visibility management SaaS platform has been purpose-built to help companies manage their online visibility and ensure they identify and reach the right audience in the right context and through the right channels. We utilize proprietary technology and machine learning capabilities to aggregate, cleanse, and analyze broad and deep datasets to derive differentiated insights and analytics for our customers to manage their online visibility. Our unique set of data assets have been developed over the last 16 years and includes more than 808 million domains, 26 billion keywords, click stream panel data from billions of events per week, 43 trillion backlinks, 10 billion URLs crawled per day on average, and a range of data aggregated from social media networks.
We obtain data through a mix of proprietary and third-party data sources. Our data sources include:
•Data we collect from websites algorithmically through our proprietary data collection techniques, including web crawling of third-party websites;
•Data purchased from independent third-party data providers, which includes clickstream data, search engine data, online advertising data, and data from social media sources; and
•Reference data that our customers grant us access to, which includes our customers’ website and social media data. We obtain social media data through APIs that connect to social media platform operators, including Facebook, X, Instagram, Pinterest, and LinkedIn.
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
We have developed our technology platform, and various products, tools, and features, over the last 16 years. Since our founding in 2008, our platform has evolved through technology innovation as we have added these new products, tools, and features. We offer a broad range of paid products and tools, bundled into different solutions, that are designed to help customers with SEO, SMM, content marketing, brand marketing, data and intelligence, local marketing, and paid advertising, among others. Our solutions are made available via monthly or annual subscription plans, as well as one-time and ongoing add-ons. Our subscription-based model enables customers to select a plan aligned with their needs and to license various solutions on a monthly or annual basis. For example, we maintain three paid subscription tiers for our SEO solution (Pro, Guru, and Business), four paid subscription tiers for our Enterprise SEO solution (Bronze, Silver, Gold, and Platinum) and additional tiered subscription structures across our paid advertising, social media management, data & intelligence, local marketing, brand marketing and content marketing solutions.
We offer time-limited free trials, which allow prospective customers to experience the functionality of certain plans (for example, our Pro or Guru plans) and decide whether to transition to a paid subscription. At the end of the trial, customers either become paying subscribers or move to our free plan.
Free. Our free plan grants limited access to our platform by restricting the number of results, keywords to track, and projects. This free offering helps generate demand for our paid solutions by letting users experience basic features and functionality before deciding to upgrade.
Pro. Our Pro subscription provides access to our SEO solution and ongoing software updates, giving customers the tools to run SEO, pay-per-click, and SMM projects with advanced features.
Guru. Our Guru subscription includes the same features as under Pro plus additional capabilities, such as our content marketing and content creation tools, historical data, extended limits, and Google Data Studio integration.

Business. Our Business subscription includes the same features as under Guru, but builds on Guru with further enhancements, such as API access, extended usage limits, and share-of-voice metrics.
Enterprise. Our Enterprise SEO subscription includes the same features as under the Business subscription, plus AI-driven analysis, customizable dashboards, comprehensive reporting capabilities, and extended limits. Within our Enterprise SEO solution, we currently have four paid subscription tiers — Bronze, Silver, Gold, and Platinum — which differ in terms of usage limits, features, and support levels.
Similarly, our other social media, data & intelligence, local marketing, brand marketing, content marketing, and paid advertising products may offer their own tiered packages or optional add-ons to accommodate varying customer needs. We have a demonstrated track record of upgrading customers to higher-priced plans, whether to increase usage limits or to access specialized features and functionalities — such as content marketing tools or historical data tracking. Within each subscription tier, customers can also purchase incremental usage limits (e.g., additional projects, more keywords to track, extra user licenses) without necessarily moving to a higher-priced plan. This dynamic pricing model allows customers to tailor their subscription to their strategic goals and supports further expansion within our customer base as they seek additional functionality.
Sales & Marketing
Our customer acquisition strategy is built around three core Go-To-Market (“GTM”) motions: Product-Led Growth (“PLG”), Sales-Assisted, and Sales-Led. Each motion is tailored to different buyer segments, considering factors such as customer acquisition costs (“CAC”), lifetime value (“LTV”) potential, and engagement strategies. We believe this multi-faceted approach allows us to optimize efficiency while scaling across a broad addressable market.
Product-Led Growth Motion: Automation & Volume
Our PLG motion is centered on automation and self-service, enabling high-volume, low-touch customer acquisition. Through our one-to-many approach, we attract prospective users via:
•Organic online visibility powered by our own online visibility management platform;
•Content marketing initiatives, including online advertising, blogs, podcasts, ebooks, and webinars; and
•The Semrush Academy, a free learning platform with over 1.1 million enrolled students and 500,000 certifications issued as of December 31, 2024, which enhances our brand awareness and builds credibility for our products.
To increase brand awareness and generate customer demand, we also maintain partnerships with various entities, including: agencies, influencers, strategic partners, and referral affiliates. The Semrush Affiliate Program contributes to the enhancement of our brand awareness and the generation of customer demand by offering a commission for each new registration, trial, and subscription activated through a referral affiliate’s promotion.
Once engaged, customers enter a self-guided purchase journey with standardized pricing. This motion thrives on low CAC and high scalability, making it a cornerstone of our market penetration strategy.
Sales-Assisted Motion: Expansion & Engagement
Our Sales-Assisted motion complements our PLG strategy by targeting mid-market customers, sophisticated small and midsize business (“SMB”) customers who demonstrate strong potential for expansion and deeper engagement and marketing specialists across all digital marketing disciplines within large agencies or enterprise-size businesses. These customers often start within our self-service ecosystem but require additional support to unlock full value. To foster such expansion and deeper engagement, as part of our “Sales-Assisted” motion:
•Sales plays a key role in identifying expansion opportunities, reaching out on a 1:1 basis to guide users toward advanced features, add-ons, and higher-tier subscriptions;
•Our account managers focus on onboarding new paid customers, ensuring they maximize their usage of Semrush tools, aligning them with specific business needs; and
•Our customer success team provides product training, usage assistance, and ongoing support to maintain engagement and drive renewals.
Sales-Led Motion: Personalized, High-Value Engagement
For our most sophisticated enterprise-size customers, we deploy a “Sales-Led” motion designed to create a one-on-one, highly personalized experience. These customers require deeper strategic engagement, custom solutions, and negotiated contracts.
•The Sales-Led motion for enterprise-size customers starts with demand generation, leveraging both inbound and outbound strategies. While traditional outbound demand generation remains part of our playbook, most leads come from inbound interest, referrals, and cross-sell opportunities.
•A structured B2B sales process follows:
◦Discovery phase to understand customer pain points;
◦Tailored product demonstrations showcasing relevant Semrush capabilities;
◦Technical deep dives for complex integrations; and
◦Negotiation and contract finalization for customized pricing and enterprise-grade solutions.
•Many of our enterprise-size and Fortune 500 accounts have existing master subscription agreements from their prior subscription, designed to allow us to accelerate sales cycles and unlock cross-sell and up-sell opportunities efficiently after the initial contracting stage.
Aligning Our GTM Motions For Impact
We believe each of these GTM motions serves a unique purpose but operates within a cohesive strategy to drive revenue growth across different customer segments and geographies. While PLG fuels our pipeline at scale, we believe our Sales-Assisted motion enhances expansion, and Sales-Led motion maximizes long-term value and retention for our most sophisticated customers. By aligning these approaches, we expect to maintain and strengthen our position as the global platform leader in online visibility management, while continuing to efficiently balance CAC and LTV, ensuring long-term sustainable growth. As of December 31, 2024, we had 540 full-time employees and 95 contractors in our sales and marketing organization.
Product and Development
Our product and development team has delivered high-quality products and new capabilities to increase the functionality of our platform and maximize the value we deliver to our customers. Our product development organization plays a critical role in maintaining the effectiveness and differentiation of our technology in an evolving landscape and maximizing retention of our existing customers. Our online visibility management SaaS platform depends on innovating new tools and features to continually improve our offerings. We work closely with our customers and partners to understand their needs and incorporate their feedback as we innovate our platform.
We invest substantial resources in research and development to continue to drive our technology innovation. Our research and development efforts are focused on designing, testing, and refining our products, as well as operating and scaling our technology infrastructure. We will continue our investment to improve and increase our data assets, the accuracy of results, and the integration of new data assets. We plan to focus research and development investments to increase the functionality of our online visibility management SaaS platform in order to adapt to the latest changes in the digital marketing landscape, leverage AI, and ensure our platform maintains leading technology innovations. Research and development expenses accounted for $80.1 million for the year ended December 31, 2024.
As of December 31, 2024, we had 563 full-time employees and 57 contractors in our product and development organization. We have primary development hubs in Prague, Czech Republic; Limassol, Cyprus; Warsaw, Poland; Barcelona, Spain; Amsterdam, the Netherlands; and Berlin, Germany. We deploy a mix of third-party owned and managed data centers and virtual cloud environments to host our data in the United States and Europe.
Our Customers
We serve a range of customers from SMBs to enterprise-size businesses and marketing agencies, across a wide variety of verticals, including consumer internet, digital media, education, financial services, healthcare, retail, software, and telecommunications, among others. As of December 31, 2024, we had approximately 117,000 paying customers and 1,049,000 active free customers on our platform across 153 countries. No single customer accounted for more than 10% of our revenue in the year ended December 31, 2024.
Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, and trade secrets, as well as contractual provisions and restrictions on access to our proprietary technology.
“SEMRush” is our registered trademark in the United States, Australia, Bahrain, Belarus, Bosnia and Herzegovina, Brazil, Canada, China, the European Union (“EU”), Iceland, India, Iran, Israel, Japan, Kazakhstan, Liechtenstein, Monaco, Montenegro, New Zealand, Norway, Philippines, Russia, Serbia, Singapore, South Korea, Swaziland, Switzerland, Turkey, Ukraine, and Vietnam. We have additional registered trademarks in the United States, including for the “Prowly” marks, Semrush, Ryte and Prowly logos, and registrations of other trademarks in the EU and other countries, including for the “Prowly”, “Ryte” and “Sellzone” marks and the Prowly, Ryte and Semrush logos, with additional trademark registration applications pending in other countries. We hold registered trademarks in the EU and UK for “Kompyte” and “Ryte”. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
We are the registered holder of a variety of domestic and international domain names that include “www.semrush.com”, “www.prowly.com”, “www.backlinko.com”, “www.kompyte.com”, “www.ryte.com”, www.explodingtopics.com”, “www.thirddoormedia.com” and similar variations of them.
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
Human Capital
As of December 31, 2024, we had 1,561 full-time employees, consisting of 452 in Spain, 326 in the United States, 153 in Germany, 142 in the Netherlands, 129 in Serbia, 122 in Cyprus, 119 in the Czech Republic, and 118 employees located in other countries and employees working remotely. In addition, as of December 31, 2024, we had a total of 183 contractors located in various countries. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.
Government Regulations
We operate globally and are subject to numerous U.S. federal and state, and foreign laws and regulations covering a wide variety of subject matters that are constantly evolving and developing, including laws regarding intellectual property, artificial intelligence, data collection, privacy and security, human resources, consumer protection and marketing, anti-bribery and anti-corruption laws, and tax regulations. Our compliance with applicable laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and/or otherwise have an adverse impact on our business, reputation, financial condition, and operating results. For additional information about governmental regulations applicable to our business, refer to “Risk Factors” in Item 1A.
Channels for Disclosure of Information
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our website (www.semrush.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, (the “SEC”). These reports may be accessed through our website's investor relations page at investors.semrush.com. Further, the SEC's website, www.sec.gov, contains reports and other information regarding our filings.
Investors, the media, and others should note that, we announce material information to the public through filings with the SEC, the investor relations page on our website, press releases and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our platform, our planned financial and other announcements, and other matters and for complying with our disclosure obligations under Regulation FD:
–Semrush X Account (https://x.com/semrush)
–Semrush Facebook Page (https://www.facebook.com/Semrush)
–Semrush LinkedIn Page (https://www.linkedin.com/company/semrush)
–Semrush Instagram Account (https://www.instagram.com/semrush)
–Semrush Threads Account (https://www.threads.net/@semrush)
–Semrush YouTube Account (https://www.youtube.com/@semrush)
–Semrush TikTok Account (https://www.tiktok.com/@semrush)
–Semrush Bluesky Account (https://bsky.app/profile/semrushofficial.bsky.social)

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
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions. Our business and financial results depend on our paying customers renewing their subscriptions for our products when existing contract terms expire. Although our customer agreements generally provide for auto-renewal of subscriptions, our paying customers have no obligation to renew their premium subscriptions if they provide proper notice of their desire not to renew, and we cannot guarantee that they will renew their premium subscriptions for the same or longer terms, the same or a greater number of user licenses or products and add-ons, or at all. We offer premium subscriptions on a monthly, annual or multi-year basis with our annual and multi-year subscriptions typically receiving a discount for the longer-term commitment. Our paying customers predominantly choose monthly subscription terms, which allow them to terminate or adjust their premium subscriptions on a monthly basis. Because of the short-term nature of these agreements, paying customers can, and sometimes do, terminate with little to no notice and these terminations could cause our results of operations to fluctuate significantly from quarter to quarter. Our renewal rates, including our dollar-based net revenue retention rate, may decline or fluctuate as a result of a number of factors, including customer satisfaction with our platform and products, reliability of our products, our customer success and support experience, the price and functionality of our platform, products and add-ons relative to those of our competitors, mergers and acquisitions affecting our customer base, the effects of global economic conditions and other external factors, or reductions in our customers’ spending levels. For example, we believe recent macro-economic pressures affecting some customers in the lower end of our market have contributed to decreased renewal rates and/or lower spending among such customers, impacting our financial results. Our business and operating results will be adversely affected if our paying customers do not renew or downgrade their premium subscriptions.
Our business and operating results may be negatively affected if our paying customers do not upgrade and/or retain their premium subscriptions or if they fail to purchase additional products.
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-price point subscriptions and sell additional user licenses, and products such as social media, data & intelligence, local marketing, brand marketing, content marketing, and paid advertising products. In 2024, we also launched the general availability of our Enterprise SEO solution, which is tailored for larger sized businesses, and is typically sold at a significantly higher subscription fee (as compared to our other solution subscriptions) and typically with at least an annual subscription term. Conversely, our paying customers may also convert to lower-cost or free subscriptions at the end of their subscription term if they do not perceive value in continuing to pay for our higher-price point subscriptions, thereby impacting our ability to increase revenue. For example, a paying customer subscribing to our SEO solution through a “Business” subscription may downgrade to the “Guru” subscription if they do not deem the additional features and functionality of “Business” worth the incremental costs. Our customers’

decisions as to whether to upgrade their subscriptions or not is driven by a number of factors, including customer satisfaction with the additional features and functionality, performance, security and reliability of our platform and products, the perceived quality of our customer service, general economic conditions, the price and functionality of our platform and products relative to those of our competitors, and customer reaction to the price for the upgraded subscription. If our efforts to expand our relationships with our existing paying and free customers are not successful, our revenue growth rate may decline and our business and operating results will be adversely affected.
If we fail to attract new potential customers, register them for free trials, and convert them into paying customers, our operating results would be negatively affected. Additionally, our sales expenses may increase and our average sales cycles may lengthen and become less predictable as our customer base continues to expand to include larger enterprise customers.
The number of new customers we attract, whether as free or paying customers, is a key factor in growing our customer and premium subscription base, which customer base drives our revenues and collections. We utilize various unpaid content marketing strategies, including blogs, webinars, thought leadership, and social media engagement, as well as paid advertising, to attract visitors to our websites. We cannot guarantee that these unpaid or paid marketing efforts will continue to attract the same volume and quality of traffic to our websites or will continue to result in the same level of registrations for free or premium subscriptions as they have in the past. In the future, we may be required to increase our marketing spend to maintain the same volume and quality of traffic. Moreover, we cannot be certain that increased sales and marketing spend will generate more paying customers without increasing our customer acquisition costs on a per paying customer basis.
We have materially grown our number of paying customers through the provision of free subscriptions and through trials of a premium version of our platform and products. Trial subscriptions automatically become premium subscriptions if the customer does not opt out of the trial subscription after the trial period is over, and such trial subscriptions can be upgraded to obtain additional features, functionality, entitlements, and varying levels of access and report generating capabilities. In the future, we may be required to provide additional functionality to our free subscriptions to attract visitors to our websites and incent visitors to sign up for free subscriptions. In addition, we encourage our free customers to upgrade to premium subscriptions through in-product prompts and notifications, by recommending additional features and functionality, and by providing customer support to explain such additional features and functionality. Our failure to attract new free customers and convert them into paying customers could have a material adverse effect on our operating results as our business may be adversely affected by the costs of, and sales lost from, making certain of our products available on a free basis.
Our strategy is to sell premium subscriptions of our platform, including our Enterprise SEO solution, to paying customers of all sizes, from sole proprietors, to SMBs, to large enterprise customers. Selling monthly premium subscriptions to SMBs generally involves lower or plateauing premium subscription upgrade potential, lower retention rates (especially in times of economic uncertainty where marketing and sales budgets are subject to increased scrutiny and reduction), and more limited interaction with our sales and other personnel than sales to large enterprises. Conversely, sales to large enterprises generally entail longer sales cycles, more significant and costly selling and support efforts, and greater uncertainty of completing the sale than sales to SMBs. As our paying customer base continues to expand to include more large enterprise customers, our sales expenses may increase, sales cycles may lengthen and become less predictable, and we may see a greater number of paying customers with longer terms and extended payment terms which, in turn, may increase our paying customer acquisition costs, increase our credit risk, and may in other ways adversely affect our financial results.

The market in which we operate is intensely competitive, and if we do not innovate and compete effectively, our ability to attract and retain customers could be harmed, which would negatively impact our business and operating results.
Our business environment is rapidly evolving and intensely competitive. We also face changing technologies, shifting user needs, and frequent introductions of rival products and services. To compete successfully, we must accurately anticipate technology developments and deliver innovative, relevant and useful products, services, and technologies in a timely manner. Likewise, we anticipate continuing pressure to innovate and develop a wider range of products and services. This will result in us needing to expend significant resources in research and development and potentially acquisitions of other companies or assets, to enhance our technology and new and existing products and services. To remain competitive and to acquire and retain new customers, we must deliver features and functionality that enhance the utility and perceived value of our platform, products, and add-ons to our prospective and existing customers. Our platform, products, and add-ons must (i) operate without the presence of material software defects, whether actual or perceived, (ii) maintain deep, rich and continuously improving data sources, (iii) adapt to the changing needs of our current and prospective customers including by developing new technology, (iv) adapt to changing functionality and provide interoperability with third-party APIs, (v) maintain and develop integrations with complementary third-party services that provide value to our customers, (vi) be easy to use and visually pleasing, (vii) deliver rapid and quantifiable return on investment to our customers across multiple functions within their organizations, and (viii) be delivered with a superior customer support experience. We may not be successful in delivering on some or all of the foregoing or in doing so while maintaining competitive pricing, which could result in customer dissatisfaction leading to termination, non-renewals or downgrades of premium subscriptions, fewer new customers, fewer subscription upgrades or lower dollar-based net revenue retention rates, prospective customers’ selection of our competitors’ products over our own, and other adverse effects on our business.
Some of our current and future competitors may benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more targeted products for specific use cases, larger sales and more established relationships or integrations with third-party data providers, search engines, online retail platforms, and social media networking sites, and more established relationships with customers in the market. Additionally, many of our competitors may expend a considerably greater amount of funds on their research and development efforts, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs.
Demand for our platform is also price sensitive. Many factors, including our marketing, sales and technology costs, and the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products that compete with our platform, products, and/or add-ons, or may bundle their solutions with other companies’ offerings to provide a broader range of functionality at reduced volume pricing. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we do. Even if such competitive products do not include all the features and functionality that our platform provides, we could face pricing pressure to the extent that customers find such alternative products to be sufficient to meet their needs or do not perceive a material return on investment from the additional features and functionality they would obtain by purchasing our platform relative to the competitive point solutions. Additionally, our competitors may further drive down the price through strategic business combinations. We may be forced to engage in price-cutting initiatives, offer other discounts, limit or curtail price increases, or increase our sales and marketing and other expenses to attract and retain free and paying customers in response to competitive pressures, any of which would harm our business and operating results.

We have incurred losses in the past and may not consistently maintain profitability in the future.
We have incurred net losses in the past and, although we have achieved profitability in certain periods, we may not be able to achieve or sustain profitability in the future. We generated a net loss of $33.8 million for the year ended December 31, 2022, and net income of $1.0 million and $7.4 million for the years ended December 31, 2023 and 2024, respectively. We had an accumulated deficit of $63.8 million as of December 31, 2024. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability in future periods is based on numerous factors, many of which are beyond our control.
Our platform and products depend in part on publicly available, internally developed, and paid third-party data sources, and, if we lose access to data provided by such data sources or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
We developed our platform, products, and add-ons to rely in part on access to data from third-party sources. The primary sources of third-party data include data collected from third-party websites algorithmically through our proprietary data collection techniques, including web crawling of third-party websites, data purchased from independent third-party data providers, which includes clickstream data, search engine data, online advertising data and data from social media sources, and reference data that our customers grant us access to, which includes our customers’ website and social media data. We obtain social media data through APIs that connect to social media platform operators, including Facebook, X, Instagram, Pinterest, and LinkedIn. We also collect data from our customers in connection with their use of our platform and other products.
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
In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform and products, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. If we are not able to obtain data, including third-party data, on commercially reasonable terms, if data providers stop making their data available to us, if there are changes or limits in how we may use such data, if currently publicly available data ceases to be available, if we are limited in our ability to collect data from consumers, or if our competitors are able to purchase such data on better terms, the functionality of our platform and our ability to compete could be harmed.

Risks Related to Our Business
Our ability to introduce new products, tools, and add-ons is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts or use product and development teams effectively, our business and operating results may be harmed.
To remain competitive, we must continue to develop new product offerings, as well as features and enhancements to our existing platform and products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high turnover of our product and development personnel, a lack of management ability to guide our research and development, or a lack of other research and development resources, we may miss or fail to execute on new product development and strategic opportunities and consequently lose potential and actual market share. The success of our business is dependent on our product and development teams developing and executing on a product roadmap that allows us to retain and increase the spending of our existing customers, attract new customers, and upgrade our free customers to premium subscriptions. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently and effectively, or to address the demands and anticipate future demands of our prospective and actual customers could materially adversely affect our business.
If we are unable to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to maintain and expand our customer base may be impaired, and our business and financial results may be harmed.
Maintaining, promoting, and enhancing our brand is critical to maintaining and expanding our customer base. We seek to build our brand through a mix of free and paid initiatives. We market our platform and products through free information resources on our website, including our blog and online digital marketing courses (including through our Semrush Academy), pay-per-click advertisements on search engines and social networking sites, participation in social networking sites, free and paid banner advertisements on other websites, participation at annual industry conferences, and by hosting our own marketing conference (Spotlight by Semrush). The strength of our brand further drives free traffic sources, including customer referrals, word-of-mouth, and direct searches for our “Semrush” name, or web presence solutions, in search engines. In addition, we maintain relationships with agencies and affiliates to further increase brand awareness and generate customer demand. To the extent that new customers are increasingly derived from paid as opposed to free marketing initiatives, our customer acquisition cost will increase.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer service, and general and administrative functions, and on individual contributors and team leaders in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, on February 26, 2025, we announced that Bill Wagner, a current member of our Board of Directors, has been named the new CEO, effective March 10, 2025, and Oleg Shchegolev, our current CEO, will assume the role of CTO. Additionally, effective March 10, 2025, Vitalii Obischenko will transition from Chief Operating Officer to Chief Product Officer. We cannot provide assurances that we will effectively manage this transition. While we will strive to make this transition as smooth as possible, the loss or transition in roles of one or more of our executive officers or key employees might significantly delay or prevent the achievement of our business objective and could materially harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results, and financial condition could be adversely affected.
Changes by search engines, social networking sites, and other third-party services to their underlying technology configurations or policies regarding the use of their platforms and/or technologies for commercial purposes, including anti-spam policies, may limit the efficacy of certain of our products, tools, and add-ons and as a result, our business may suffer.
Our online visibility management SaaS platform is designed to help our customers connect with consumers across a variety of digital channels, search engines, social networking sites, and other third-party services. These third-party services may adapt and change their strategies and policies over time. Search engines typically provide two types of search results, organic (i.e., non-paid) and purchased listings. Organic search results are determined and organized solely by automated criteria set by the search engine, and a ranking level cannot be purchased. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings, and typically do not publicize the full extent of what has changed in their algorithm (although certain changes may be publicly announced). Changes to search engine algorithms may diminish the efficacy of certain of our products, tools, and add-ons, and potentially render them obsolete. For example, if a given search engine stopped using backlinks in its ranking algorithm, our customers’ perception of our backlink analytics tool, which enables customers to analyze and monitor the backlink profile of their own and other websites, may be adversely impacted. Similarly, if a search engine ceases to manually penalize or take action against web pages for unnatural backlinks, then our customers may determine that auditing their backlinks is unnecessary which could cause them to devalue our backlink audit tool, which enables companies to check whether malicious websites have links to their sites, or cease using it altogether. Additionally, increased adoption of artificial intelligence for use and responses to internet search queries may result in significant changes to how search engines rank, return, and display responses. As a result of these types of changes we may be required to recalibrate our solutions, products and add-ons by reducing prices, discontinuing the affected product or tool, or otherwise develop new products or tools to meet the needs of our customers. These responses may be costly, may not be effective, and our business may suffer.
Additionally, search engines, social networking sites, third-party artificial intelligence services and other third-party services typically have terms of service, guidelines, and other policies to which its users are contractually obligated to adhere. For example, Google’s Gmail offering has a spam and abuse policy that prohibits sending spam, distributing viruses, or otherwise abusing the service. Our email distribution tool enables our customers to send emails to their desired recipients, such as journalists and bloggers. Our email distribution tool relies on a DMARC integration which enables our customers to send emails using our platform as if they were sending emails directly from their email provider, and our product involves emails initiated by customers over our servers. Our customers’ actions using either the link building tool or email distribution tool could be flagged under Google’s spam and abuse policy or in the future such actions may be prohibited by subsequent changes to Google’s policies. Any change to the policies of the third-party services with which our products, tools, and add-ons integrate or interact, or with which our products are intended to be used, including any anti-spam policies, or any actions taken by these third-party service providers under their policies could adversely impact the efficacy and perceived value of our products, tools, and add-ons, and as a result, our business may be harmed.

If third-party applications change such that we do not or cannot maintain the compatibility of our platform with these applications or if we fail to integrate with or provide third-party applications that our customers desire to use with our products, demand for our solutions and platform could decline.
The attractiveness of our platform depends, in part, on our ability to integrate via APIs with third-party applications that our customers desire to use with our products, such as Google, Facebook, Instagram, X, YouTube, LinkedIn, Pinterest, AIOSEO, Monday.com, Pagecloud, Renderforest, Scalenut, SurferSEO, Wix, Quickblog, Zoho and others. Third-party application providers may change the features of their applications and platforms, including their APIs, or alter the terms governing use of their applications and platforms in an adverse manner. Further, third-party application providers may refuse to partner with us, may implement an expensive fee based model for API integration, or otherwise limit or restrict our access to their applications and platforms. Such changes could functionally limit or terminate our ability to use these third-party applications with our platform, which could negatively impact our offerings and the customer experience, and ultimately harm our business. If we fail to integrate our platform with new third-party applications that our customers desire, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers expect, which would negatively impact our offerings and, as a result, harm our business. Additionally, our business could be harmed if our customers have negative experiences in using the third-party integrations that we offer.
If we fail to maintain and improve our methods and technologies, or fail to anticipate new methods or technologies for data collection and analysis, hardware, software, and software-related technologies, competing products and services could surpass ours in depth, breadth, or accuracy of our data, the insights that we offer or in other respects, which could result in a loss of customers, impact our ability to acquire new customers, and harm our business and financial results.
We expect continuous development in the market with respect to data matching, data filtering, data predicting, algorithms, machine learning, artificial intelligence, and other related technologies and methods for gathering, cataloging, updating, processing, analyzing, and communicating data and other information about how consumers find, interact with, and digest digital content. Similarly, we expect continuous changes in computer hardware and software, network operating systems, programming tools, programming languages, operating systems, the use of the internet, and the variety of network, hardware, browser, mobile, and browser-side platforms, and related technologies with which our platform and products must integrate. Further, changes in customer preferences, including greater adoption of artificial intelligence, or regulatory requirements may require changes in the technology used to gather and process the data necessary to deliver our customers the insights that they expect. As a result, we may be required to commit significant resources to developing new products, software, and services before knowing whether such investments will result in products or services that the market will accept. Any of these developments and changes could also create opportunities for a competitor to create products or a platform comparable or superior to ours, or that takes material market share from us in one or more product categories, and create challenges and risks for us if we are unable to successfully modify and enhance our products to adapt accordingly.
If we fail to anticipate and adapt to new and increasingly prevalent social media platforms, and the growing use of artificial intelligence platforms, other competing products and services that do so more effectively could surpass us and lead to decreased demand for our platform and products.
The use of both social media and artificial intelligence platforms, such as ChatGPT, throughout the world is pervasive and growing. The social media industry has experienced, and is likely to continue to experience, rapid change due to the evolving trends, tastes and preferences of users. Likewise, we expect to see continued and rapid growth of chatbot platforms that leverage the use of artificial intelligence and could result in lower demand for traditional search engine technologies. If consumers widely adopt new social media networks and artificial intelligence platforms, we will need to develop integrations and functionality related to these new networks and platforms. These development efforts may require significant compliance, research and development, and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and artificial intelligence platforms may not provide us with sufficient access to data from their networks and platforms, preventing us from building effective integrations with our platform and products, or preventing us from building products and offerings that provide our customers with useful insights from such new social media networks and artificial intelligence platforms. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we would obtain integrations or functionality, unfavorable. Any failure of our products to operate effectively with the social media networks used most frequently by consumers, or emerging artificial intelligence platforms, could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective and timely manner, our products and aspects of our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.
Failures or loss of, or material changes with respect to, the third-party hardware, software, and infrastructure on which we rely, including third-party data center hosting facilities and third-party distribution channels to support our operations, could adversely affect our business.
We rely on leased and third-party owned and managed hardware, software and infrastructure, including third-party data centers and virtual cloud environments and third-party distribution channels to support our operations. With respect to customer data stored in our platform, we primarily use two data centers in the US, as well as Google Cloud and AWS locations in the US. Additionally, for other company data and for certain of our other products, we also use Google Cloud and AWS locations elsewhere in the United States and western Europe, and a data center located in Poland. If any of our cloud or data center suppliers experience disruptions or failures, it would take time for the applicable backup data center to become fully functioning, and we would likely experience delays in delivering the affected products and segments of our platform, which may involve incurring significant additional expenses.
Furthermore, the owners and operators of our cloud and data center facilities do not guarantee that access to our platform will be uninterrupted or error-free. We do not control the operation of these third-party providers’ facilities, which could be subject to break-ins, cybersecurity incidents (including system-encrypting ransomware), sabotage, intentional acts of vandalism and other misconduct. Further, health epidemics, natural disasters, terrorist attacks, power loss, telecommunications failures or similar catastrophic events could cause our third-party data center hosting facilities, leased servers, and cloud computing platform providers, which are critical to our infrastructure, to shut down their operations, experience technical or security incidents that delay or disrupt performance or delivery of services to us, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. For example, we previously experienced delays in migrating to our data center in Virginia, due to the limited availability of certain required hardware components resulting from supply chain delays caused by the COVID-19 pandemic. If there were to be a significant outage or disaster that rendered one of our servers or data centers inoperable for any length of time, we would have to undertake recovery operations for the impacted products, which could interrupt the availability of our platform. If we were unable to restore the availability of our platform and products within a reasonable period of time, our customer satisfaction could suffer, damaging our reputation as a result, our customers may invoke contractual termination rights or other service credit rights that are triggered upon material downtime, and we could lose customers to our competition, which would materially and adversely affect our business and results of operations.
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
With consent from our customers, we obtain personal, confidential, and other customer data from our customers’ websites, social media accounts, and Google Analytics’ accounts to operate certain functionality on our platform or within products that we offer. In addition, with consent from our customers, we collect and store certain personally identifiable information (“personal data”), credit card information, and other data needed to create, support, and administer the customer account, to collect premium subscription fees, conduct our business, and comply with legal obligations, including rules imposed by the Payment Card Industry networks.
We take reasonable steps designed to protect the security, confidentiality, integrity, and availability of the information we and our third-party service providers hold, but there is no guarantee that despite our efforts, inadvertent disclosure (such as may arise from software bugs or other technical malfunctions, employee or vendor error or malfeasance, improper use of third-party artificial intelligence services, or other factors) or unauthorized access, acquisition, misuse, disclosure or loss of personal or other confidential information will not occur or that third parties will not gain unauthorized access to this information or disrupt or disable our systems or infrastructure. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, including nation-state actors. Such attacks could include the deployment of harmful malware, system-disrupting ransomware, denial-of-service attacks, social engineering (including phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Further, the prevalence of remote work by our employees and those of our third-party service providers creates increased risk that a cybersecurity incident or data breach may occur.

Like other companies in our industry, we, and our third party vendors, have experienced and expect to continue to experience threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, we have been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures to gain unauthorized access to our systems. Since techniques used to conduct malicious cyber activities change frequently, we and our third-party service providers may be unable to anticipate these techniques or to implement adequate measures to prevent or detect them. If our security measures or the security measures of our third-party service providers fail, or if vulnerabilities in our software are exposed and exploited, and, as a result, a third party disrupts the operations of our systems or obtains unauthorized access to any customers’ data, our relationships with our customers may be damaged, and we could incur liability. Further, our customers with annual subscription terms may have the right to terminate their subscriptions before the end of the subscription term due to our uncured material breach of agreement, including with respect to our data security obligations. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that supply chain attacks may have had on our business, these events are complex, difficult to defend against, and of unknown scope, therefore we could face a level of ongoing residual risk of data breaches or other cybersecurity incidents resulting from this type of event.

We may also be subject to additional liability risks for failing to disclose data breaches or other cybersecurity incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data breaches or cybersecurity incidents, such as the California Consumer Privacy Act (“CCPA”) (which is further discussed below in this “Risk Factors” section). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory notification requirements which require companies to notify data protection authorities, state and federal agencies, or affected stakeholders, including affected individuals, of cybersecurity incidents or data breaches. We may also be contractually required to notify certain customers in the event of a cybersecurity incident or data breach pursuant to the applicable customer agreement. These mandatory disclosures regarding a cybersecurity incident or data breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any cybersecurity incident or data breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.

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
Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure, and use of personal data kept in our databases or those of our vendors. If our security measures fail to protect credit card information adequately, we could be liable to both our customers and their users for their losses, as well as the vendors under our agreements with them such that we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business, results of operations or financial condition. Any intentional or inadvertent cybersecurity incidents, data breaches or other unauthorized access to or disclosure of personal data could expose us to enforcement actions, regulatory or governmental audits, investigations, litigation, fines, penalties, adverse publicity, downtime of our systems, and other possible liabilities. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. In addition, our cybersecurity insurance coverage may be inadequate to cover all costs and expenses associated with a security incident that may occur in the future. We may need to devote significant resources to defend against, respond to and recover from cybersecurity incidents and data breaches, diverting resources from the growth and expansion of our business.
Technical problems or disruptions that affect either our customers’ (and their users’) ability to access our platform and products, or the software, internal applications, database, and network systems underlying our platform and products, could damage our reputation and brands, lead to reduced demand for our platform and products, lower revenues, and increased costs.
Our business, brands, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our platform and products, which in turn depend upon the availability of the internet and our third-party service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, malicious hacks or attacks on our systems (such as denial of service attacks), or force majeure events, could affect the security and availability of our platform and products and prevent or inhibit the ability of customers to access our platform and products. In addition, the software, internal applications, and systems underlying our platform and products are complex and may not be error-free. We may encounter technical problems when we attempt to perform routine maintenance or enhance our software, internal applications, and systems. In addition, our platform may be negatively impacted by technical issues experienced by our third-party service providers. Any inefficiencies, errors, or technical problems with our software, internal applications, and systems could reduce the quality of our platform and products or interfere with our customers’ (and their users’) use of our platform and products, which could negatively impact our brand, reduce demand, trigger termination rights or other financial recourse for our paying customers under our customer agreements, lower our revenues, and increase our costs.
The use of artificial intelligence and other new and evolving technologies in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.
We continue to build and integrate artificial intelligence into our platform and products, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement, and data protection related risks, including the use of data to train artificial intelligence models. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area, which may give rise to increased contractual and technical requirements from our customers thereby impacting the time required to, and our ability to, acquire and retain customers. For example, the EU’s Artificial Intelligence Act (“EU AI Act”) — the world’s first comprehensive AI law — entered into force in August 2024 and most provisions will become effective on August 2, 2026. The EU AI Act imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Additionally, the EU Commission is developing a Code of Practice for providers of general-purpose artificial intelligence (“GPAI”) models, which will address critical areas such as transparency, copyright-related rules and risk management, which Code of Practice is expected to be finalized by April 2025 and enter into application in August 2025. In the United States, a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. Outside of the EU and the United States, other countries such as Peru, China, South Korea and Thailand have adopted AI related laws and regulations, and many other countries such as Canada, the United Kingdom and Brazil have draft laws, regulations and guidance in various stages of drafting, introduction and adoption.
If we develop or use AI systems that are governed by the EU AI Act, or other applicable AI related laws and regulations, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, administrative and contractual requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Other new and evolving technologies may result in similar risks to those currently arising in the artificial intelligence context. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.
We are exposed to risks associated with payment processing and any disruption to such processing systems could adversely affect our business and results of operations.
We significantly rely on our own billing systems to manage our subscriptions and billing frequencies, and we use third-party subscription management and payment processing platforms for some of our products. If we or any of our third-party vendors were to experience an interruption, delay, or outage in service and availability, we may be unable to process new and renewals of subscriptions and our ability to process such subscription and credit card payments would be delayed while we activate an alternative billing platform. Although alternative third-party providers may be available to us, we may incur significant expenses and research and development efforts to deploy any alternative providers. To the extent there are disruptions in our billing systems or third-party subscription and payment processing systems, we could experience revenue loss, accounting issues, and harm to our reputation and customer relationships, which would adversely affect our business and results of operations.
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
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, Germany, the Netherlands, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom, and Asia. Approximately 55% and 52% of our revenue for the years ended December 31, 2024 and 2023, respectively, was generated from sales to paying customers located outside the United States including indirect sales through our resellers outside of the United States. Additionally, approximately 30% of our expenses are denominated in Euros. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
Furthermore, the spending patterns of the SMBs that make up a portion of our paying customer base are difficult to predict and are typically more susceptible to the adverse effects of economic fluctuations.

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
As part of our business strategy, we evaluate and may make investments in, or acquisitions of, complementary companies, services, databases, and technologies, and we expect that we will continue to evaluate and pursue such investments and acquisitions in the future to further grow and augment our business, our platform, and product offerings. For example, we acquired Backlinko in January 2022, Kompyte in March 2022, Traffic Think Tank in February 2023, a majority stake in Datos in December 2023, a majority stake in Brand 24 in April 2024, Ryte in July 2024, Exploding Topics in August 2024, and Third Door Media in October 2024 to expand our technological capabilities and solutions offerings. We have incurred and will continue to incur costs to integrate the businesses of the companies we acquire or invest in into our business and to integrate their products into our platform, such as software and security related integration expenses and costs related to the renegotiation of redundant vendor agreements, and we expect to incur similar costs to integrate future acquisitions. We may have difficulty effectively integrating the personnel, businesses, and technologies of these acquisitions into our company and platform and product offerings and achieving the strategic goals of those acquisitions. Addressing such integration difficulties may involve significant diversion of internal resources, which may be costly and time consuming.
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
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, income tax, commercial, data privacy, intellectual property, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation From time to time, the labor market becomes increasingly competitive. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. Furthermore, we have recently experienced costs and operational complexities with relocating personnel. Any of these factors or events, if not mitigated, could negatively impact us, for example by increasing our labor costs, making it more difficult to acquire and retain talent, creating customer service issues, or requiring us to increase our prices, the result of which could have an adverse effect on our business, results of operations or financial condition.

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
New and evolving laws and regulations, and public perception concerning data protection, privacy and cybersecurity, or changes in the interpretation or patterns of enforcement of existing laws and regulations, could impair our efforts to maintain and expand our customer base, impact the manner in which we can interact with our current and prospective customers or users, or impair the ability of our customers and users to use our platform and some or all of our products. Compliance efforts may be costly, and breaches of laws and regulations concerning data protection privacy and cybersecurity could impact our reputation, expose us to significant fines and other penalties, and impact our ability to successfully run our business.
We collect and process personal data about a variety of individuals, such as our customers, users, employees, contractors, and business partners, in connection with our relationship with such individuals, including to collect and process payment from our customers, provide our products and services to our customers, communicate with and recommend products to our customers and prospective customers through our marketing and advertising efforts, comply with legal obligations, and for other internal business purposes. Such processing of personal data is increasingly subject to new and rapidly evolving legislation and regulation globally.
In the United States, we are subject to rules and regulations promulgated under the authority of the Federal Trade Commission, the CCPA and similar state privacy laws, and state breach notification laws. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories with persons affiliated with China, Russia, and other countries of concern.
In addition, certain state laws govern privacy and security of personal information. The CCPA (as amended by the California Privacy Rights Act (“CPRA”)), for example, broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, requires covered companies to provide specific disclosures to California residents, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale or sharing of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches involving personal information, which may increase our exposure to litigation. The CPRA, which went into effect January 1, 2023, imposed additional obligations on companies covered by the legislation, including by expanding consumer rights with respect to certain categories of sensitive information. Additionally, similar comprehensive privacy laws have passed in many other states. Other states have also proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. U.S. state privacy laws are changing rapidly and the U.S. Congress has also contemplated federal data privacy legislation to which we could become subject to, if enacted.
Many foreign jurisdictions in which we do business, including the European Union (“EU”), European Economic Area (“EEA”), United Kingdom (“UK”), Canada, Australia, Japan and others have laws and regulations addressing the collection and use of personal data obtained in connection with their territories, which are more restrictive in certain respects than those in the U.S. We maintain offices in the EU (including Cyprus, the Czech Republic, Germany, the Netherlands, Poland, and Spain), and we have customers in the EEA and the UK. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “EU GDPR”), the UK General Data Protection Regulation (“UK GDPR”), and related or otherwise applicable data protection laws in effect in the member states of the EEA and in the UK (together, the “European Data Protection Law”) in connection with the activities of our establishments in the EEA and UK, our offering of goods or services to individuals in the EEA and the UK, and the monitoring of their behavior in these regions. European Data Protection Law places a number of obligations on controllers and processors of personal data, while also establishing rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances. These obligations include the requirement to obtain consent from individuals in specific situations, provide additional disclosures to individuals regarding data processing activities, implement safeguards to protect the security and confidentiality of personal data, limit personal data retention periods, conduct mandatory data breach notifications in certain circumstances, and put in place specific measures (including contractual requirements) when engaging third-party service providers.

European Data Protection Law also imposes strict rules on the transfer of personal data out of the EEA/UK to third countries deemed to lack adequate privacy protections, including the United States in certain circumstances, unless a derogation applies, or an appropriate transfer safeguard specified by the European Data Protection Law is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and the “International Data Transfer Agreement or Addendum (“IDTA”) approved by the UK Information Commissioner’s Office. International transfers made pursuant to the SCCs and IDTA also need to be analyzed on a case-by-case basis to ensure EEA/UK standards of data protection are met in the jurisdiction where the data importer is based. Any inability to transfer personal data from the EEA/UK to the United States in compliance with data protection laws may impede our operations. Following the UK’s exit from the EU or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK has introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission allowing the free flow of personal data from the UK to the EEA, which may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and could require us to implement different compliance measures for the UK and EEA.
Following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK has introduced the Data (Use and Access) Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission allowing the free flow of personal data from the UK to the EEA, which may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and could require us to implement different compliance measures for the UK and EEA.
We have implemented measures designed to comply with the requirements of applicable data protection, privacy and cybersecurity laws and regulations. In respect of these measures, we rely on positions and interpretations of the law that have yet to be fully tested before the relevant courts and regulators. If a regulator or court of competent jurisdiction determines that one or more of our compliance efforts (such as our data collection and processing consents) does not satisfy the applicable requirements of the law, or if any party brought a claim in this regard, we could be subject to governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, any of which could restrict our ability to collect or otherwise process personal data, cause customers to lose trust in us, or otherwise damage our reputation and business. Likewise, a change in guidance could be costly and have an adverse effect on our business. With regards to data that we license or otherwise receive from third parties, we may not be able to verify with complete certainty the source of such data, how it was collected, and that such data was collected and is being shared with us in compliance with all applicable data protection and privacy laws. Our use of personal data obtained from third-party vendors could result in potential regulatory investigations, fines, penalties, compliance orders, liability, litigation, and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. The requirements of laws and regulations (including European Data Protection Law) pertaining to the licensing of data or obtaining such data from third parties are not entirely clear in all cases. It is possible that third parties may bring claims against us, alleging non-compliance with such requirements, and seeking damages, seeking to prevent us from using certain data, or seeking to prevent us from using data in particular ways. Such claims could potentially adversely affect our ability to provide our services and the current level of functionality of our platform in such circumstances, which could adversely affect our results of operations.
These new and evolving laws and regulations may, among other things, complicate our compliance efforts and impact how we collect and process personal data, conduct data protection assessments, and transfer personal data to affiliates and other third parties, which could in turn require us to make changes to our platform or products in order to comply, increase the cost of delivering our platform and products in some markets, reduce our ability to lawfully collect personal data used in our platform and products, impact how we respond to consumer rights requests, restrict our ability to reach current and prospective customers, increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance, and limit our ability to derive insights from data globally. A new Data (Use and Access) Bill (UK Bill) has now been introduced into parliament.
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
Additionally, the evolving nature and complexity of privacy and data security legislation may further increase our risk of litigation, adverse publicity and regulatory or governmental enforcement actions, including fines for non-compliance. For example, CCPA allows for fines of up to $7,500 for each violation, while European Data Protection Law imposes fines up to the greater of €20 million (£17.5 million for the UK) and 4% of worldwide gross annual revenue, also conferring a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of European Data Protection Law. Our compliance efforts could reduce demand for our platform or products and compliance itself could require us to take on more onerous obligations in our contracts which may expose us to more contractual risk, and may slow the pace at which we close sales transactions. Taken as a whole, these complexities and the evolving nature of data protection and privacy and cybersecurity laws and regulations could have a material adverse effect on our reputation, business and financial results.
Federal, state, and foreign laws regulate internet tracking software, the sending of commercial emails and text messages, sales activities, and other activities, which could impact the use of our platform and products, and potentially subject us to regulatory enforcement or private litigation.
Federal, state, and foreign laws in the jurisdictions in which we operate regulate various aspects regarding the development and commercialization of our platform and products, including the use of internet tracking software, the sending of commercial emails and text messages, and how we contract with our customers and sell our products, amongst other areas, all of which could impact the use of our platform and products by our customers, and potentially subject us to regulatory enforcement or private litigation. As a provider of subscription-based products and services, we may be impacted by laws or regulations that govern or regulate how businesses may periodically charge its customers for subscription renewals and how customers may cancel or get out of such subscriptions. While we operate as a business-to-business (“B2B”) company whose customers consist of other businesses looking to utilize our platform and products for search engine optimization, content marketing, competitive analysis and other related services, laws and regulations that were historically aimed at protecting consumers only (in the “business-to-consumer” or “B2C” context) may be expanded, or new laws and regulations adopted, to address conversion, renewal and cancellations of subscriptions in the B2B context as well. For example, the FTC adopted its Pre-Notification Negative Option Rule in 2024 (with most provisions of the rule to take effect in April 2025) which imposes additional requirements on the marketing and sale of subscription-based products and services. We are closely monitoring this rule, which is currently being challenged in the federal circuit court system, to determine if we may be required to make changes to the manner in which we market and sell our subscription-based products and services. Compliance with the proposed rule could be costly, and related changes to our platform, products, marketing strategies and administrative processes could adversely affect free to paid customer conversion, upgrades and renewal rates.
We are subject to laws and regulations that govern sending marketing and advertising by electronic means, such as email and telephone. For example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the Telephone Consumer Protection Act (the “TCPA”) imposes certain notice, consent, and opt-out obligations on companies that send telephone or text communications using automatic telephone dialing systems, or artificial or prerecorded voice to consumers, and provides consumers with private rights of action for violations. The FCC and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with potential customers and reduce the effectiveness of our marketing programs. The TCPA does not currently distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions. For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an automatic telephone dialing system. Various state law equivalents of the TCPA may also provide for monetary damages in amounts greater than those provided for under the TCPA. A court may also treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. If in the future we are found to have violated the TCPA, or a state law equivalent, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA or other state law damages could have a material adverse effect on our results of operations and financial condition.
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
We have previously identified, and may in the future identify, customer accounts for our platform and products that may originate from, or are intended to benefit, persons in countries that are subject to U.S. embargoes, including transactions or events in or relating to Cuba, Iran, North Korea, Syria, the Crimea region of Ukraine and the so-called Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine.
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
Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley Act of 2002, as amended (“SOX”) could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business. In the future, our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
As a public company, we are subject to certain reporting requirements of the Exchange Act and have significant requirements for enhanced financial reporting and internal controls. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, cause us to have to clawback incentive-based compensation from our executives, and harm our operating results. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
In addition, as of December 31, 2024, we were no longer considered to be an emerging growth company, and are now required to comply with Section 404(b) of SOX. We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of SOX. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Class A common stock.
We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses, and we expect to incur additional costs as a result of these efforts. If we are unable to successfully remediate future material weaknesses in our internal control over financial reporting the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities.
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
As our business continues to grow and if we become more profitable, we anticipate that our income tax obligations could significantly increase. If our existing tax credits and net operating loss carry-forwards become fully utilized, we may be unable to offset or otherwise mitigate our tax obligations to the same extent as in prior years. This could have a material impact to our future cash flows or operating results. As of December 31, 2024, 54 countries in Europe, Eurasia, the Middle East, Africa, Asia-Pacific, and the Americas have enacted various aspects of the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global minimum tax (GMT). In 35 of those countries, the GMT is effective beginning in 2024. Based on currently enacted law, the impact of GMT on our 2024 results is not expected to be material, however, the impact could change in the future.
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
Current laws may not provide for adequate protection of our platform or data, especially in foreign jurisdictions which may have laws that provide insufficient protections to companies. Moreover, our exposure to unauthorized copying of certain aspects of our platform, or our data may increase. As our platform and products increasingly integrate with artificial intelligence, the impact of the uncertainties regarding the applicability of intellectual property laws and rights to outputs generated through the use of artificial intelligence becomes more material and increases the risk that we may not be able to adequately protect our platform or data. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property or claiming that we infringe upon or misappropriate their technology and intellectual property.
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
We have in the past and may in the future be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright, and other intellectual property development and enforcement activity in our industry and relating to the technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties (including non-practicing entities and patent holding companies) may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. In addition, we do not own any issued patents, nor do we have any pending patents, which limits our ability to deter patent infringement claims by competitors and other third parties who hold patents. We may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:
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
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $7.16 to $32.48 through December 31, 2024. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of December 31, 2024 held in the aggregate 79% of the voting power of our capital stock, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, our directors, executive officers, and their affiliates, held in the aggregate 79% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 29, 2028, (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. Our dual class structure and concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders, and may suppress our stock price, for example by making us ineligible for inclusion on certain market indices.
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
Our third amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers, or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our third amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our third amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our third amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. While the Delaware Supreme Court and other courts have upheld the validity of provisions purporting to require claims under the Securities Act be brought in federal court, it is possible that a court could find these types of provisions to be inapplicable or unenforceable.
The Delaware Forum Provision and the Federal Forum Provision in our third amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally,

the forum selection clauses in our third amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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

Governance Related to Cybersecurity Risks
Our cybersecurity program is directed by our Chief Information Officer (“CIO”), along with the Senior Vice President ("SVP") of Security, who oversees our Cyber Resilience Department. Our CIO has over twenty-five (25) years of experience in the information technology (“IT”) industry, where he has held various chief information officer and technology leadership roles, including as the chief information officer at a public technology company. Our SVP of Security also has over twenty-five (25) years of experience in the IT and information security industries, and previously served as the chief information security officer at a public technology company.
The CIO reports to senior management on the Company’s cybersecurity governance program. Our CIO and SVP of Security are members of our cyber resilience steering committee. This committee consists of leaders across the Company in the areas of information security, governance, and oversight. The committee meets periodically and as needed to, as relevant, discuss oversight of the Company’s cybersecurity program, program enhancements, and emerging cybersecurity risks or threats.
Our Board of Directors holds ultimate responsibility for risk oversight, including cybersecurity. The CIO provides an annual cybersecurity update to the Board of Directors. Our Audit Committee, pursuant to its charter, has been tasked by our Board of Directors with oversight of cybersecurity risk management. The CIO and SVP of Security report to the Audit Committee on cybersecurity matters on a periodic basis.
Item 2. Properties
Our headquarters are located at 800 Boylston Street, Suite 2475, Boston, Massachusetts, USA 02199, where we lease 16,467 square feet of office space. The lease expires in 2027. We use this facility for administration, sales and marketing, technology and development, and professional services. Additionally, we lease 39,877 square feet of office space in Prague, Czech Republic, 19,763 square feet of office space in Barcelona, Spain, 16,921 square feet of office space in Amsterdam, Netherlands, 8,890 square feet of office space in Limassol, Cyprus, 7,287 square feet of office space in Munich, Germany, and 4,365 square feet of office space in Dallas, Texas. The leases expire at various dates between May 31, 2025 and December 31, 2028, respectively. We rent serviced office spaces with 25 or more desks in Belgrade, Serbia and Berlin, Germany. The service office contracts have expirations during 2026 and 2027, respectively. We believe that these facilities are generally suitable to meet our current needs.
We lease space in data centers in the US and Poland. We also rely on third-party owned and managed virtual cloud environments, including locations in the US and in western Europe. Our data center leases expire between fiscal years 2026 and 2027. We have excess capacity built into our primary data center leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint. See Note 4 “Leases” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our data centers.

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
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock is listed on the New York Stock Exchange under the symbol “SEMR” since March 2021. Prior to that date, there was no public market for our Class A common stock.

Our Class B common stock is neither listed nor traded.

Stockholders

As of February 21, 2025, we had 5 holders of record of our Class A common stock and 5 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.

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
Issuer Purchases of Equity Securities

None.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 have been omitted from this Annual Report but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 7, 2024. The period-to-period comparison of financial results is not necessarily indicative of future results.
Company Overview
We are a leading online visibility management SaaS platform, enabling companies globally to identify and reach the right audience in the right context and through the right channels. Since our founding in 2008, we have achieved a number of significant milestones, including:
•2010: Surpassed 1,000 customers.
•2015: Surpassed 10,000 customers.
•2016: Launched Semrush Brand and Content Marketing tools.
•2017: Completed our first round of financing and introduced collaboration features, including the ability to add users and share projects and received U.S. and UK search awards for the “Best SEO Software Suite”.
•2018: Completed another round of financing led by Greycroft and e.ventures; surpassed $70 million in ARR; and launched Semrush Local and Semrush Intelligence.
•2019: Surpassed 50,000 customers and $100 million in ARR.
•2020: Received multiple awards, including “Best SEO Software Suite” and “Best Search Software Tool” according to the European Search Awards, our headcount grew to more than 900 employees globally.
•2021: Completed our IPO and the Follow-On Offering and surpassed $200 million in ARR.
•2022: Launched our first AI product powered by ChatGPT 1.0.
•2023: Surpassed $300 million in ARR, 100,000 paying customers, and 1,000,000 active free customers.
•2024: Surpassed $400 million in ARR and launched the general availability of the Enterprise SEO solution.

Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software to accelerate adoption of our platform and products. Our recurring subscription model provides significant visibility into our future results and we believe Annual Recurring Revenue (“ARR”) is the best indicator of the scale of our platform and products, while mitigating fluctuations due to seasonality and contract term. We define ARR as the total subscription revenue as of a given date that we expect to contractually receive over the subsequent 12 months from customers on an annualized basis, assuming no increases, reductions or cancellations.
This ARR definition has been updated to simplify the explanation of our calculation around the treatment of monthly and longer-term contracts, and to be more consistent with other SaaS businesses, which we believe improves the ability for investors to compare our metric against other businesses. ARR for prior periods have not been adjusted to reflect this change as there is no variance between the two definitions for the periods presented.
As of December 31, 2024 and 2023, we had approximately 117,000 paying customers and 108,000 paying customers, respectively, accounting for $411.6 million and $337.1 million in ARR, respectively.
Retaining and Expanding Sales to Our Existing Customers
We serve a diverse customer base across a variety of sizes and industries that is focused on maximizing their online visibility. We believe there is significant opportunity to expand within our existing customer base as customers often initially purchase our entry-level subscription, which offers lower usage limits and limited user licenses, as well as fewer features and functionality. We have demonstrated the ability to expand contract values with our existing customers as they use our products and recognize the critical nature of our platform and often seek premium offerings through incremental usage, features, add-ons, and additional user licenses.
Our sales team is largely focused on driving account expansion by encouraging our customers to fully recognize the potential benefit from our comprehensive platform and the additional features and functionalities available in our Enterprise SEO solution. As a result, we have become increasingly efficient at acquiring customers who increase their spend with us over time. The chart below illustrates the subscription revenue from each customer cohort based on the year in which they became customers during the year presented. As indicated in the chart, our customer cohorts typically experience their lowest dollar-based net revenue retention rate during their second full year after becoming a customer, after which the dollar-based net revenue retention rate typically improves and we are able to drive increased spending across the remaining customers within the cohort.

We calculate our dollar-based net revenue retention rate as of the end of a period by using (a) the revenue from our customers during the twelve month period ending one year prior to such period as the denominator and (b) the revenue from those same customers during the twelve months ending as of the end of such period as the numerator. In 2024, macro-economic pressure in the lower end of our market was a contributing factor to a slight decrease of our dollar-based net revenue retention rate from 107% to 106% as of December 31, 2023 and 2024, respectively. This calculation excludes revenue from new customers and any non-recurring revenue.
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform and products. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of December 31, 2024 and 2023 was $3,522 and $3,125, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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

Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that non-GAAP income from operations, non-GAAP income from operations margin, free cash flow and free cash flow margin, each a non-GAAP financial measure, are useful in evaluating the performance of our business.
Non-GAAP income from operations and non-GAAP income from operations margin
We define non-GAAP income from operations as GAAP income from operations, excluding stock-based compensation, amortization of acquired intangible assets, acquisition-related costs, restructuring costs and other one-time expenses outside the ordinary course of business. We define non-GAAP operating margin as non-GAAP income from operations divided by GAAP revenue. We believe investors may want to consider our results with and without the effects of these items in order to compare our financial performance with that of other companies that exclude such items and to compare our results to prior periods.
Stock-based compensation. Stock-based compensation is a non-cash expense accounted for in accordance with FASB ASC Topic 718. We believe that the exclusion of stock-based compensation expense allows for financial results that are more indicative of our operational performance and provide for a useful comparison of our operating results to prior periods and to our peer companies because stock-based compensation expense varies from period to period and company to company due to such things as differing valuation methodologies, timing of awards and changes in stock price.
Amortization of acquired intangible assets. Excluding amortization of acquired intangible assets from non-GAAP expense and income measures allows management and investors to evaluate results “as-if” the acquired intangible assets had been developed internally rather than acquired and, therefore, provides a supplemental measure of performance in which our acquired intellectual property is treated in a comparable manner to our internally developed intellectual property. These amounts are inconsistent in amount and frequency and are significantly impacted by the timing and size of acquisitions. Although we exclude amortization of acquired intangible assets from our non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets contribute to revenue generation.
Restructuring and other costs. Restructuring and other costs include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Restructuring expenses consist of employee severance costs, charges for the closure of excess facilities and other contract termination costs. Other costs include litigation contingency reserves, asset impairment charges, relocation expenses associated with the migration of employees in 2022 that occurred throughout 2022 and early 2023, and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
Acquisition-related costs. In recent years, we have completed a number of acquisitions, which result in transition, integration and other acquisition-related expense which would not otherwise have been incurred, are unpredictable and dependent on a significant number of factors that are deal-specific or outside of our control, are not indicative of our operational performance (or that of the acquired businesses or assets) and are likely to fluctuate as our acquisition activity increases or decreases in future periods. By excluding acquisition-related costs and adjustments from our non-GAAP measures, management is better able to evaluate our ability to utilize our existing assets and estimate the long-term value that acquired assets will generate for us.

	Year Ended December 31,
	2024	2023
	(in thousands)
Income (loss) from operations	$8,308	$(7,667)
Stock-based compensation expense	27,999	15,337
Amortization of acquired intangibles	$4,346	$2,307
Restructuring and other costs	$2,230	$1,292
Acquisition-related costs	$2,917	$372
Non-GAAP income from operations	$45,800	$11,641

	Year Ended December 31,
	2024	2023
Income (loss) from operations (as a percentage of revenue)	2.2%	(2.5)%
Stock-based compensation expense (as a percentage of revenue)	7.4%	5.0%
Amortization of acquired intangibles (as a percentage of revenue)	1.2%	0.8%
Restructuring and other costs (as a percentage of revenue)	0.6%	0.4%
Acquisition-related costs (as a percentage of revenue)	0.8%	0.1%
Non-GAAP income from operations margin	12.2%	3.8%
Free cash flow and free cash flow margin
We define free cash flow, a non-GAAP financial measure, as net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. We define free cash flow margin as free cash flow divided by GAAP revenue. We monitor free cash flow and free cash flow margin as two measures of our overall business performance, which enables us to analyze our future performance without the effects of non-cash items and allows us to better understand the cash needs of our business. While we believe that free cash flow and free cash flow margin are useful in evaluating our business, free cash flow and free cash flow margin are each non-GAAP financial measures that have limitations as an analytical tool, and free cash flow and free cash flow margin should not be considered as an alternative to, or substitute for, net cash provided by operating activities in accordance with GAAP. The utility of free cash flow and free cash flow margin as a measure of our liquidity is further limited as each measure does not represent the total increase or decrease in our cash balance for any given period. In addition, other companies, including companies in our industry, may calculate free cash flow and free cash flow margin differently or not at all, which reduces the usefulness of free cash flow and free cash flow margin as a tool for comparison. A summary of our cash flows from operating, investing, and financing activities is provided below. We recommend that you review the reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, and the reconciliation of free cash flow margin to net cash provided by operating activities (as a percentage of revenue), the most directly comparable GAAP financial measure, and that you not rely on free cash flow, free cash flow margin or any single financial measure to evaluate our business.

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$46,996	$7,986
Net cash used in investing activities	(58,222)	(29,068)
Net cash provided by (used in) financing activities	1,870	(19)
Effect of exchange rate changes on cash and cash equivalents	(432)	184
Decrease in cash and cash equivalents	$(9,788)	$(20,917)

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$46,996	$7,986
Purchases of property and equipment	(3,802)	(2,486)
Capitalization of internal-use software costs	(7,862)	(5,165)
Free cash flow	$35,332	$335

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities (as a percentage of revenue)	12.5%	2.6%
Purchases of property and equipment (as a percentage of revenue)	(1.0)%	(0.8)%
Capitalization of internal-use software costs (as a percentage of revenue)	(2.1)%	(1.7)%
Free cash flow margin	9.4%	0.1%
Components of our Results of Operations
Revenue
We generate nearly all of our revenue from subscriptions to our online visibility management SaaS platform under a SaaS model. Subscription revenue is recognized ratably over the contract term beginning on the date on which we provide the customer access to our platform. Our customers do not have the right to take possession of our software. Our subscriptions are generally non-cancellable during the contractual subscription term, however some of our subscription contracts contain a right to a refund if requested within seven days of purchase.
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform and products, acquiring data, merchant account fees, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team, and our customer success team. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, data acquisition costs, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions. We allocate overhead costs, such as rent and facility costs, certain information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
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
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. The functional currencies of our international locations are the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
Other income, net also includes amounts for interest income and expense, other miscellaneous income and expense, and gains and losses unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible debt security and investment receivable investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income, net for each reporting period. Interest expense is related to interest associated with outstanding finance leases.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. To date, we have incurred cumulative net losses and maintain a full valuation allowance on our net deferred tax assets. We expect this trend to continue for the foreseeable future. Our tax expense for the years ended December 31, 2024 and 2023 primarily relates to increased profits in our foreign subsidiaries, the non-deductibility of certain equity awards and the requirement to capitalize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.

Results of Operations for the Years Ended December 31, 2024 and 2023
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$376,815	$307,675
Cost of revenue (1)	65,477	52,327
Gross profit	311,338	255,348
Operating expenses
Sales and marketing (1)	144,340	126,871
Research and development (1)	80,080	57,442
General and administrative (1)	78,610	77,410
Exit Costs	—	1,292
Total operating expenses	303,030	263,015
Income (loss) from operations	8,308	(7,667)
Other income, net	12,094	12,313
Income before income taxes	20,402	4,646
Provision for income taxes	13,027	3,696
Net income	7,375	950
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(861)	—
Net income attributable to Semrush Holdings, Inc.	$8,236	$950

(1)Includes stock-based compensation expense as follows:

	For the Year Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$239	$130
Sales and marketing	4,742	3,077
Research and development	5,906	2,213
General and administrative	17,112	9,917
Total stock-based compensation	$27,999	$15,337

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	For the Year Ended December 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	17%	17%
Gross profit	83%	83%
Operating expenses
Sales and marketing	38%	41%
Research and development	21%	19%
General and administrative	21%	25%
Exit Costs	—%	—%
Total operating expenses	80%	85%
Income (loss) from operations	3%	(2)%
Other income, net	3%	4%
Income before income taxes	6%	2%
Provision for income taxes	3%	1%
Net income	3%	1%
Net loss attributable to noncontrolling interest in consolidated subsidiaries	—%	—%
Net income attributable to Semrush Holdings, Inc.	3%	1%

Comparison of the Years Ended December 31, 2024 and 2023
Revenue
Our revenue during the years ended December 31, 2024 and 2023 was as follows:

	For the Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$376,815	307,675	$69,140	22%

For the year ended December 31, 2024, revenue increased by $69.1 million. The majority of this increase was driven by an increase in average ARR per paying customer to $3,522 as of December 31, 2024 from $3,125 as of December 31, 2023, driven by strong upsell activity. This increase was also driven by an increase in the number of paying customers to approximately 117,000 as of December 31, 2024 from nearly 108,000 as of December 31, 2023.

Cost of Revenue, Gross Profit and Gross Margin

	For the Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$65,477	$52,327	$13,150	25%
Gross profit	$311,338	$255,348	$55,990	22%
Gross margin	83%	83%

For the year ended December 31, 2024, cost of revenue increased by $13.2 million. This increase was primarily driven by a $3.9 million increase to integration and data costs, primarily as a result of increasing costs incurred related to new products and customer growth, a $3.5 million increase to depreciation and amortization expense primarily related to increased intangible asset balances as of December 31, 2024, a $1.7 million increase to personnel costs, a $1.6 million increase to merchant fees commensurate with revenue growth, and an overall increase in allocable overhead costs.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$144,340	$126,871	$17,469	14%
Percentage of total revenue	38%	41%

For the year ended December 31, 2024, sales and marketing expense increased by $17.5 million. This increase was primarily driven by an increase to personnel costs of $20.4 million primarily as a result of increased wage, contractor, and stock based compensation costs, which increased year over year, and an overall increase in allocable overhead costs. These increases were partially offset by a $3.5 million decrease to marketing and advertising expense as a result of decreased expenses for paid video and paid search marketing.
Research and Development

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$80,080	$57,442	$22,638	39%
Percentage of total revenue	21%	19%
For the year ended December 31, 2024, research and development costs increased by $22.6 million, primarily due to a $12.8 million increase to personnel costs, which includes a $3.7 million increase to stock based compensation expense, primarily as a result of a 11% increase in headcount as compared to the year ended December 31, 2023. This increase was also driven by a $1.5 million increase in rent and office expenses, a $1.5 million increase to professional services costs related to outsourcing, a $0.9 million increase to depreciation and amortization costs, primarily due to a higher intangible asset balance in the current year, and an overall increase in allocable overhead costs.

General and administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$78,610	$77,410	$1,200	2%
Percentage of total revenue	21%	25%
For the year ended December 31, 2024, general and administrative expense increased by $1.2 million, primarily driven by a $1.4 million increase in professional services due to increased acquisition costs.
Other Income, Net

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income, net	$12,094	$12,313	$(219)	(2)%
Percentage of total revenue	3%	4%
For the year ended December 31, 2024, other income, net decreased by $0.2 million. The change in other income, net for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a decrease in fair value adjustments compared to the prior year. This decrease was partially offset by increases to foreign currency gains.

Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Provision for income taxes	$13,027	$3,696	$9,331	252%
Percentage of total revenue	3.5%	1.2%
For the year ended December 31, 2024, the provision for income taxes increased by $9.3 million. The increase in the provision for income taxes for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to increased profits in our foreign subsidiaries, the non-deductibility of certain equity awards and the requirement to capitalize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $48.9 million, short-term investments of $186.7 million and accounts receivable of $9.0 million.
Our principal uses of cash in recent periods have been to fund operations, invest in capital expenditures and short-term investments, and strategically acquire new businesses and assets. This cash is held in deposits and money market funds.

We believe our existing cash, cash equivalents, and short-term investments, will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors.
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing, product and development, and general and administrative departments, and hosting costs.
Net cash provided by operating activities during the year ended December 31, 2024 was $47.0 million, which resulted from net income of $7.4 million adjusted for non-cash charges of $51.1 million and a net cash outflow of $11.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $28.0 million of stock-based compensation expense, $12.5 million for amortization of deferred contract costs related to capitalized commissions, $10.1 million of depreciation and amortization expense, and $4.6 million of non-cash lease expense; partially offset by $3.3 million for accretion of premiums and discounts on investments. The change in operating assets and liabilities was primarily the result of a $12.9 million increase in deferred contract costs, a $4.8 million increase in prepaid expenses and other current assets, and a $4.4 million decrease in operating lease liabilities. These outflows were partially offset by an $8.5 million increase in deferred revenue due to the addition of new customers and expansion of the business and a $1.4 million increase in accrued expenses.
Net cash provided by operating activities during the year ended December 31, 2023 was $8.0 million, which resulted from net income of $1.0 million adjusted for non-cash charges of $28.3 million and a net cash outflow of $21.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $15.3 million of stock-based compensation expense, $10.4 million for amortization of deferred contract costs related to capitalized commissions, $6.8 million of depreciation and amortization expense, and $3.9 million of non-cash lease expense; partially offset by $6.1 million for accretion of premiums and discounts on investments. The change in operating assets and liabilities was primarily the result of a $14.0 million increase in deferred contract costs, a $7.4 million decrease in accounts payable, a $3.9 million decrease in operating lease liabilities, and a $3.8 million increase in accounts receivable, and a $2.3 million increase in prepaid expenses and other current assets. These outflows were partially offset by an $8.8 million increase in deferred revenue due to the addition of new customers and expansion of the business and a $1.6 million increase in accrued expenses.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $58.2 million, which resulted from $151.2 million used to purchase short-term investments, $25.9 million used in cash paid for acquisition of assets and businesses, net of cash acquired, $7.9 million in capitalization of internal-use software costs, $7.8 million used in funding of investment loan receivables, $5.4 million used for the purchasing of noncontrolling interest shares, and $3.8 million used in purchases of property and equipment. These cash outflows were partially offset by $147.5 million in proceeds from sales and maturities of short-term investments.
Net cash used in investing activities for the year ended December 31, 2023 was $29.1 million, which resulted from $257.5 million used to purchase short-term investments, $5.2 million in capitalization of internal-use software costs, $5.1 million used in cash paid for acquisition of assets and businesses, and $2.5 million used in purchases of property and equipment. These cash outflows were partially offset by $241.6 million in proceeds from sales and maturities of short-term investments.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $1.9 million and consisted of $4.1 million in proceeds related to the exercises of stock options; partially offset by $1.6 million in repayment of acquired debt and $0.6 million of cash outflows relating to payments on finance leases.
Net cash used in financing activities for the year ended December 31, 2023 consisted of $2.5 million in cash outflows relating to payments on finance leases. These outflows were partially offset by $2.2 million in proceeds related to the exercises of stock options and $0.3 million in proceeds related to shares issued in connection with the Employee Stock Purchase Plan.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under leases for office space and leases for data center facilities. For more information regarding our lease obligations, see Note 4 “Leases” to the consolidated financial statements of this Annual Report on Form 10-K. In addition to our leases, we also have multi-year commitments with certain data providers expiring at various dates through 2026. For more information regarding our commitments with data providers, see Note 15 “Commitments and Contingencies” to the consolidated financial statements of this Annual Report on Form 10-K. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Recent Accounting Pronouncements
Refer to sections titled “Recent Accounting Pronouncements” in Note 2 “Summary of Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

We believe that of our significant accounting policies, which are described in Note 2 “Summary to Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our audited consolidated financial condition and results of operations.
Revenue Recognition
Revenue Recognition Policy
We generate revenue primarily from subscriptions to our online visibility management SaaS platform, which is comprised of subscription fees from customers accessing our SaaS services and related customer support. We offer subscriptions to our platform primarily on a monthly or annual basis, and we sell our products and services primarily through a self-service model and also directly through our sales force. Our subscription arrangements provide customers the right to access our hosted software applications and customers do not have the right to take possession of our software during the hosting arrangement.

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

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We primarily invoice and collect payments from our customers on a monthly or annual basis.

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

Stock-Based Compensation
We measure stock options and other stock-based awards granted to employees and members of our board of directors for their services as directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options with service-based vesting conditions and record the expense for these awards using the straight-line method. See Note 14 “Stock-Based Compensation” to the consolidated financial statements of this Annual Report on Form 10-K for additional information on fair value measurement of stock-based awards.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments and money market funds. As of December 31, 2024 and 2023, we had cash, cash equivalents, and short-term investments of $235.6 million and $238.6 million, respectively. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in euros, and expenses denominated in euros, Czech korunas, and Polish zloty. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in these foreign currencies, primarily the euro. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $10.0 million gain or loss on our consolidated statements of operations and cash flows.
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

Item 8. Financial Statements and Supplementary Data
SEMRUSH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Semrush Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semrush Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Subscription Revenue
Description of the Matter	The Company recorded consolidated revenue of $376.8 million for the year ended December 31, 2024. As described in Note 2 to the consolidated financial statements, the Company generates revenue primarily from subscriptions to its software-as-a-service offerings and related customer support. The Company offers both monthly and annual subscriptions that provide customers the right to access the Company’s hosted software applications. The Company’s customers do not have the right to take possession of the software during the hosting arrangement.

Auditing the Company’s subscription revenue recognition was especially challenging due to the high volume of transactions and the audit effort required in performing procedures and evaluating audit evidence related to the Company’s subscription revenue.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, testing, on a sample basis, the completeness, accuracy and occurrence of subscription revenue recognized by obtaining and inspecting source documents such as customer agreements, invoices, and cash receipts from customers, where applicable, and recalculating revenue recognized based on the subscription term.

Accounting for Acquisitions – Valuation of Customer Relationships
Description of the Matter	As described in Note 9 to the consolidated financial statements, during 2024, the Company completed the acquisition of the majority of the voting equity interests in Brand 24 S.A. (“Brand 24”) for total purchase consideration of $23.3 million. This transaction was accounted for as a business combination using the acquisition method of accounting which requires, among other things, the assets acquired, and liabilities assumed be recognized at their respective fair values as of the acquisition date.

Auditing the Company’s accounting for its acquisition of Brand 24 was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the acquired customer relationships. The Company allocated $8.0 million of the $23.3 million in total purchase consideration to acquired customer relationships. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to the underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the customer relationship intangible asset. The significant assumptions used to estimate the fair value of the intangible asset included a discount rate and certain assumptions that form the basis of the forecasted results (e.g., annual revenue growth rate and customer attrition rate). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the acquired customer relationship intangible asset, our audit procedures included, among others, evaluating the valuation methodology used, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used by the Company in the valuation. We involved our valuation specialists to assist in evaluating the methodology used to estimate the fair value of the acquired customer relationship intangible asset and to test certain significant assumptions, including the discount rate. We tested significant assumptions through a combination of procedures as applicable for each assumption. For the forecasted annual revenue growth rates, for example, we compared the selected rates to current and forecasted industry and economic trends, the historical results of the acquired business, and other guideline companies within the same industry. For the forecasted customer attrition rate, for example, we tested the completeness and accuracy of the underlying historical data of the acquired business used to calculate the basis for the customer attrition rate, compared the attrition rate to historical acquisitions of similar companies, and compared to current industry trends. We also performed sensitivity analyses to evaluate the changes in fair value of the acquired customer relationship intangible asset that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Boston, Massachusetts
March 3, 2025

SEMRUSH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$48,875	$58,848
Short-term investments	186,693	179,721
Accounts receivable	8,955	7,897
Deferred contract costs, current portion	10,044	9,074
Prepaid expenses and other current assets	21,617	10,014
Total current assets	276,184	265,554
Property and equipment, net	6,534	6,686
Operating lease right-of-use assets	11,126	14,069
Intangible assets, net	32,055	16,083
Goodwill	56,139	24,879
Deferred contract costs, net of current portion	3,080	3,586
Other long-term assets	5,825	633
Total assets	$390,943	$331,490
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$10,463	$9,187
Accrued expenses	20,216	19,891
Deferred revenue	71,827	58,310
Current portion of operating lease liabilities	4,669	4,274
Other current liabilities	6,913	2,817
Total current liabilities	114,088	94,479
Deferred revenue, net of current portion	235	331
Deferred tax liability	1,621	839
Operating lease liabilities, net of current portion	7,602	10,331
Other long-term liabilities	1,045	1,195
Total liabilities	124,591	107,175
Commitments and contingencies (Note 15)
Stockholders' equity
Undesignated preferred stock, $0.00001 par value — 100,000 shares authorized, and no shares issued or outstanding as of December 31, 2024 or 2023	—	—
Class A common stock, $0.00001 par value — 1,000,000 shares authorized and 125,834 shares issued and outstanding as of December 31, 2024; 120,629 shares issued and outstanding as of December 31, 2023	1	1
Class B common stock, $0.00001 par value — 160,000 shares authorized, and 21,009 shares issued and outstanding as of December 31, 2024; 23,482 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	322,586	291,898
Accumulated other comprehensive loss	(2,221)	(752)
Accumulated deficit	(63,762)	(71,998)
Total stockholders' equity attributable to Semrush Holdings, Inc.	256,604	219,149
Noncontrolling interest in consolidated subsidiaries	9,748	5,166
Total stockholders’ equity	266,352	224,315
Total liabilities and stockholders' equity	$390,943	$331,490
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2024	2023	2022
Revenue	$376,815	$307,675	$254,316
Cost of revenue	65,477	52,327	48,553
Gross profit	311,338	255,348	205,763
Operating expenses
Sales and marketing	144,340	126,871	126,889
Research and development	80,080	57,442	41,204
General and administrative	78,610	77,410	62,779
Exit Costs	—	1,292	11,264
Total operating expenses	303,030	263,015	242,136
Income (loss) from operations	8,308	(7,667)	(36,373)
Other income, net	12,094	12,313	3,456
Income (loss) before income taxes	20,402	4,646	(32,917)
Provision for income taxes	13,027	3,696	931
Net income (loss)	7,375	950	(33,848)
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(861)	—	—
Net income (loss) attributable to Semrush Holdings, Inc.	$8,236	$950	$(33,848)

Net income (loss) attributable to Semrush Holdings, Inc. per share attributable to common stockholders—basic:	$0.06	$0.01	$(0.24)
Net income (loss) attributable to Semrush Holdings, Inc. per share attributable to common stockholders—diluted:	$0.06	$0.01	$(0.24)

Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—basic:	145,865	142,593	141,160
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders—diluted:	148,862	146,065	141,160

Net income (loss)	$7,375	$950	$(33,848)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,585)	451	(851)
Unrealized gain (loss) on investments	116	3	(125)
Comprehensive income (loss)	5,906	1,404	(34,824)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiaries	(861)	—	—
Comprehensive income (loss) attributable to Semrush Holdings, Inc.	$6,767	$1,404	$(34,824)
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Semrush Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balances at December 31, 2021	$—	31,841,061	$—	108,870,126	$1	$264,871	$(230)	$(39,100)	225,542	$—	225,542
Conversion of Class B common stock to Class A common stock	—	11,078,315	—	(11,078,315)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	681,860	—	—	—	981	—	—	981	—	981
Issuance of common stock in connection with Employee Stock Purchase Plan	—	64,756	—	—	—	758	—	—	758	—	758
Issuance of common stock upon vesting of restricted stock units	—	77,182	—	51,759	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	7,447	—	—	7,447	—	7,447
Cumulative translation adjustment	—	—	—	—	—	—	(851)	—	(851)	—	(851)
Unrealized loss on investments	—	—	—	—	—	—	(125)	—	(125)	—	(125)
Net loss	—	—	—	—	—	—	—	(33,848)	(33,848)	—	(33,848)
Balances at December 31, 2022	—	43,743,174	—	97,843,570	1	274,057	(1,206)	(72,948)	199,904	—	199,904
Conversion of Class B common stock to Class A common stock	—	74,414,844	1	(74,414,844)	(1)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,917,922	—	—	—	2,240	—	—	2,240	—	2,240
Issuance of common stock in connection with Employee Stock Purchase Plan	—	38,879	—	—	—	264	—	—	264	—	264
Issuance of common stock upon vesting of restricted stock units	—	514,328	—	53,331	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	15,337	—	—	15,337	—	15,337
Cumulative translation adjustment	—	—	—	—	—	—	451	—	451	—	451
Unrealized gain on investments	—	—	—	—	—	—	3	—	3	—	3
Net income	—	—	—	—	—	—	—	950	950	—	950
Acquisition of noncontrolling interest (See Note 9)	—	—	—	—	—	—	—	—	—	5,166	5,166
Balances at December 31, 2023	—	120,629,147	1	23,482,057	—	291,898	(752)	(71,998)	219,149	5,166	224,315
Conversion of Class B Common Stock to Class A Common Stock	—	2,472,847	—	(2,472,847)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,534,375	—	—	—	4,118	—	—	4,118	—	4,118
Issuance of common stock upon vesting of restricted stock units	—	1,197,503	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	27,548	—	—	27,548	—	27,548
Cumulative translation adjustment	—	—	—	—	—	—	(1,585)	—	(1,585)	—	(1,585)
Unrealized gain on investments	—	—	—	—	—	—	116	—	116	—	116
Acquisition of redeemable noncontrolling interest (See Note 9)	9,846	—	—	—	—	—	—	—	—	—	—
Reclassification for Tender Offer obligations (See Note 9)	(3,636)	—	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest at redemption value	978	—	—	—	—	(978)	—	—	(978)	—	(978)
Net loss attributable to redeemable noncontrolling interest	(70)	—	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interest to noncontrolling interest	(7,118)	—	—	—	—	—	—	—	—	7,118	7,118
Net income	—	—	—	—	—	—	—	8,236	8,236	—	8,236
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(791)	(791)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	—	(1,745)	(1,745)
Balances at December 31, 2024	$—	125,833,872	$1	21,009,210	$—	$322,586	$(2,221)	$(63,762)	$256,604	$9,748	$266,352
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31,
Operating Activities	2024	2023	2022
Net income (loss)	$7,375	$950	$(33,848)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	10,068	6,790	6,650
Amortization of deferred contract costs	12,451	10,379	8,988
Amortization (accretion) of premiums and discounts on investments	(3,270)	(6,067)	—
Non-cash lease expense	4,570	3,940	4,520
Stock-based compensation expense	27,999	15,337	7,393
Non-cash interest expense	—	209	242
Change in fair value included in other income, net	(1,114)	(3,552)	(1,152)
Deferred taxes	(1,094)	301	(253)
Intangible asset impairment expense	511	122	642
Loss on disposal of subsidiaries	—	—	1,738
Other non-cash items	978	858	—
Changes in operating assets and liabilities
Accounts receivable	708	(3,789)	(3,317)
Deferred contract costs	(12,915)	(13,982)	(9,452)
Prepaid expenses and other current assets	(4,786)	(2,347)	(2,446)
Accounts payable	450	(7,394)	6,793
Accrued expenses	1,384	1,627	(848)
Other current liabilities	(507)	(238)	(394)
Deferred revenue	8,479	8,755	9,133
Other long-term liabilities	91	—	94
Change in operating lease liability	(4,382)	(3,913)	(4,107)
Net cash provided by (used in) operating activities	46,996	7,986	(9,624)
Investing Activities
Purchases of property and equipment	(3,802)	(2,486)	(4,234)
Capitalization of internal-use software costs	(7,862)	(5,165)	(1,706)
Purchases of short-term investments	(151,170)	(257,516)	(157,899)
Proceeds from sales and maturities of short-term investments	147,500	241,641	—
Purchases of convertible debt securities	(3,650)	(326)	(2,000)
Funding of investment loan receivables	(7,757)	—	—
Cash paid for acquisition of assets and businesses, net of cash acquired	(25,902)	(5,066)	(13,993)
Purchase of noncontrolling interest	(5,383)	—	—
Purchases of other investments	(196)	(150)	—
Net cash used in investing activities	(58,222)	(29,068)	(179,832)
Financing Activities
Proceeds from exercise of stock options	4,118	2,240	981
Proceeds from issuance of shares in connection with Employee Stock Purchase Plan	—	264	758
Repayment of acquired debt	(1,618)	—	—
Payment of finance leases	(630)	(2,523)	(2,084)
Net cash provided by (used in) financing activities	1,870	(19)	(345)
Effect of exchange rate changes on cash and cash equivalents	(432)	184	(275)
Decrease in cash, cash equivalents and restricted cash	(9,788)	(20,917)	(190,076)
Cash, cash equivalents and restricted cash, beginning of period	58,848	79,765	269,841
Cash, cash equivalents and restricted cash, end of period	$49,060	$58,848	$79,765
Supplemental cash flow disclosures
Cash paid for interest	$—	$197	$229
Cash paid for income taxes	$12,851	$3,097	$603
Property and equipment purchases included in accounts payable	$49	$585	$—
Acquisition of fixed assets under finance leases	$—	$—	$1,050
Unrealized gain (loss) on short-term investments	$116	$3	$(125)
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,525	$5,739	$18,359
Accrued purchase consideration	$4,279	$2,071	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2024, 2023, and 2022
(in thousands, except share and per share data, unless otherwise noted)
1.Organization and Description of Business
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and as of December 31, 2024 has wholly owned subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, and Vietnam.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, expected future cash flows used to evaluate the recoverability of long-lived assets, contingent liabilities, expensing and capitalization of research and development costs for internal-use software, the average period of benefit associated with costs capitalized to obtain revenue contracts, the determination of the fair value of stock-based awards issued, stock-based compensation expense, the determination of the estimated fair value of loan receivables and convertible debt securities held by the Company, the valuations of the intangible assets acquired through acquisitions, the estimation of the Company’s incremental borrowing rate, and the recoverability of the Company’s net deferred tax assets and related valuation allowance.
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
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 18 “Subsequent Events” for further details.
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the years ended December 31, 2024, 2023, and 2022, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the years ended December 31, 2024, 2023 and 2022.
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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $13,421 and $9,165 during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023, and 2022, $56,050, $48,870, and $40,232 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2024 was $1,009, of which the Company expects to recognize $774 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2024. For performance obligations not satisfied as of December 31, 2024, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2024. The remaining durations are less than one year.
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
Cost of Revenue
Cost of revenue primarily consists of expenses related to supporting and hosting the Company’s platform, acquiring data, merchant account fees, and providing support to the Company’s customers. These costs include salaries, benefits, incentive compensation and stock-based compensation expense related to the management of the Company’s data centers, and the customer support team. In addition to these expenses, the Company incurs third-party service provider costs, such as merchant account fees, data center and networking expenses, allocated overhead costs, depreciation and amortization expense associated with the Company’s property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions.
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
As of December 31, 2024 and 2023, no individual customer represented more than 10% of the Company’s accounts receivable. During the years ended December 31, 2024, 2023, and 2022, no individual customer represented more than 10% of the Company’s revenue.
Allowance for doubtful accounts
The Company reduces gross trade accounts receivable by an allowance for doubtful accounts based upon the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. Provisions for the allowance for doubtful accounts are recorded in general and administrative expense. As of December 31, 2024 and 2023, the Company recorded an immaterial allowance for doubtful accounts.
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
Capitalized Software Development Costs
Costs incurred to develop software applications used in the Company’s online visibility management SaaS platform consist of certain direct costs of materials and services incurred in developing or obtaining internal-use computer software, and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding, and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and general and administrative or overhead costs are expensed as incurred. Once a project has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the project is substantially complete and ready for its intended use. Qualified costs incurred during the post-implementation stage of the Company’s software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs incurred for maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred.
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
Goodwill and acquired intangible assets
Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment and the fair value of its reporting unit has been determined based on the Company’s enterprise value. As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more likely than not (i.e., greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The Company completed its qualitative assessment and concluded that as of October 1, 2024, it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets and noted no indicators of impairment as of December 31, 2024.
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
For the years ended December 31, 2024, 2023, and 2022 the Company recorded $511, $122, and $642 of impairment expense related to its capitalized software development costs, respectively. Impairment expense related to capitalized software development costs is included in “research and development” in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022, respectively.

Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, loan receivables, convertible debt securities, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The Company has elected the fair value option in respect to the accounting for its loan receivable investments and convertible debt securities, resulting in increases and decreases in the fair value of such investments being recorded to other income, net for each reporting period. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of December 31, 2024 and 2023, due to the short-term nature of these instruments.
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

Advertising Costs
Advertising costs are expensed as incurred. Advertising expense, which is included within sales and marketing expense in the consolidated statements of operations and comprehensive income (loss), was $43,199, $46,745, and $66,319 for the years ended December 31, 2024, 2023, and 2022, respectively.
Leases
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

See Note 4 “Leases” for further information.

Foreign Currency Translation
The Company operates in a multi-currency environment having transactions in such currencies as the U.S. dollar, Polish zloty, Czech koruna, euro, and others. The reporting currency of the Company is the U.S. dollar.
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
The foreign currency exchange gain (loss) included in other income, net for the years ended December 31, 2024, 2023, and 2022 was $501, $(1,116), and $(1,302), respectively.
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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company is more likely than not to be sustained upon audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2024 and 2023, the Company has not recorded any reserves related to uncertain tax positions.
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
See Note 14 “Stock-Based Compensation” for further description of the Company’s stock-based compensation plans and a summary of the stock-based award activity for the years ended December 31, 2024, 2023, and 2022.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss), which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Such changes include the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments was not significant for the years ended December 31, 2024, 2023, and 2022.
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
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early application permitted. The Company adopted the standard as of December 31, 2024. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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

3.    Cash, Cash Equivalents, Restricted Cash, and Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds, and commercial paper. Cash equivalents are carried at cost, which approximates their fair market value. Short-term investments consist of investments with original maturities greater than 90 days, as of the date of purchase. The Company considers its investment portfolio available-for-sale. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the consolidated statements of operations and comprehensive income (loss).
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the consolidated statements of operations and comprehensive income (loss). Realized gains and losses are recorded in the consolidated statements of operations and comprehensive income (loss) based on the specific-identification method. There were no material realized gains or losses on investments for the years ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the

aggregate fair value of investments held by the Company in an unrealized loss position for less than twelve months was $47,597 and $89,381, respectively. As of December 31, 2024, the aggregate fair value of investments held by the Company in an unrealized loss position for greater than twelve months was $38,348. The Company did not hold any investments in an unrealized loss position for greater than twelve months as of December 31, 2023.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments. Under these standards, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive income (loss) in the consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and other income, net. For the year ended December 31, 2024, the Company determined that no impairments were required to be recognized in the consolidated statements of operations.
The following is a summary of cash, cash equivalents and short-term investments as of December 31, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Cash and cash equivalents	$48,875	$—	$—	$48,875
Short-term investments:
U.S. treasury securities	186,719	349	(375)	186,693
Total short-term investments	186,719	349	(375)	186,693
Total cash, cash equivalents, and short-term investments	$235,594	$349	$(375)	$235,568

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
Cash and cash equivalents	$58,848	$—	$—	$58,848
Short-term investments:
U.S. treasury securities	179,843	265	(387)	179,721
Total short-term investments	179,843	265	(387)	179,721
Total cash, cash equivalents, and short-term investments	$238,691	$265	$(387)	$238,569

The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. As of December 31, 2024 and 2023, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the Company held $56,731 in U.S. treasury securities with maturities within one year and $129,962 in U.S. treasury securities with maturities after one year and within three years.
Restricted Cash
As of December 31, 2024, restricted cash totaled $185 related to cash held as collateral for a letter of credit related to the contractual provisions for one of the Company’s office leases.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying consolidated statements of cash flows.

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$48,875	$58,848	$79,765
Restricted cash included in "other long-term assets"	185	—	—
Cash, cash equivalents and restricted cash	$49,060	$58,848	$79,765
4.    Leases
Lease Portfolio Overview
The Company’s operating lease obligations consist of various leases for office space in areas that include, among others, Austin, Texas; Boston, Massachusetts; Dallas, Texas; Trevose, Pennsylvania; Amsterdam, Netherlands; Barcelona, Spain; Limassol, Cyprus; Munich, Germany; Belgrade, Serbia; and Prague, Czech Republic. The company has lease terms which expire at various times through 2028. Certain leases include extension options, rent escalations, and non-cancellable terms.
The Company categorizes leases at commencement as either operating or finance leases. The Company has operating leases for data centers and facilities and finance leases for certain equipment. The leases have remaining lease terms of less than a year to 4 years, some of which include options to extend the leases for up to 10 years. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of ROUAs and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.
The Company made an accounting policy election to not recognize a lease liability or right-of-use asset on its consolidated balance sheet for leases with an initial term of twelve months or less, and instead recognizes such lease payments in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$5,262	$4,523
Short-term lease cost	954	1,631
Variable lease cost	4,609	5,491
Total lease cost	$10,825	$11,645

	Year Ended December 31,
	2024	2023
Amortization of lease assets	$816	$2,282
Interest on lease liabilities	24	83
Total finance lease cost	$840	$2,365
Weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	2.7	3.6
Finance leases	0.8	1.1
Weighted-average discount rate
Operating leases	5.8%	5.3%
Finance leases	7.2%	5.0%
Future minimum amounts payable as of December 31, 2024 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	5,149	194
2026	4,285	—
2027	2,370	—
2028 and thereafter	878	—
Total lease payments	12,682	194
Less: imputed interest	(411)	(5)
Total lease liabilities	$12,271	$189
As of December 31, 2024 the Company had one additional operating lease with future lease payments of $430 that had not yet commenced in Barcelona, Spain. The lease commenced in January 2025. As of December 31, 2024, the Company had no finance leases that had not yet commenced.

Rent expense related to the Company’s office facilities was $6,216, $5,195, and $5,064 for the years ended December 31, 2024, 2023, and 2022, respectively.

5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$6,376	$—	$—	$6,376
U.S. treasury securities	—	186,693	—	186,693
Commercial paper	$—	$14,918	$—	14,918
Convertible debt securities (See Note 7)	$—	$—	$3,593	3,593
Investment loan receivables (See Note 7)	$—	$—	$7,676	7,676
Total assets	$6,376	$201,611	$11,269	$219,256

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$54,269	$—	$—	$54,269
U.S. treasury securities	—	179,721	—	179,721
Total assets	$54,269	$179,721	$—	$233,990

Liabilities:
Contingent consideration	$—	$—	$597	$597
Total liabilities	$—	$—	$597	$597
Cash equivalents include money market funds and commercial paper with original maturities of 90 days or less from the date of purchase. The fair value measurement of the money market funds are based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. The Company’s investments primarily consist of U.S. treasury securities. The fair value measurement of these assets and the Company’s commercial paper are based on significant other observable inputs and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 2 in the fair value hierarchy.

As of December 31, 2024, the Company measured its investment loan receivables (see Note 7 “Other Assets”), its convertible debt securities (See Note 7 “Other Assets”) and its contingent consideration associated with the acquisition of Datos Inc. on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2023, the Company measured its contingent consideration associated with the acquisition of Datos, Inc. (See Note 9 “Acquisitions, Intangible Assets, and Goodwill”) on a recurring basis using significant unobservable inputs (Level 3).
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
A rollforward of the fair value measurements of the convertible debt securities for the years ended December 31, 2023 and 2024 is as follows:

Balance as of December 31, 2022	$3,652
Additional investment in convertible debt securities	326
Change in fair value included in other income, net	3,552
Conversion of convertible debt securities (See Note 9)	(7,530)
Balance as of December 31, 2023	—
Investment in convertible debt security	3,000
Change in fair value included in other income, net	593
Balance as of December 31, 2024	$3,593
Investment Loan Receivables
The Company elected to account for its investment loan receivables by utilizing the fair value option. The Company records investment loan receivables at their fair value on the agreement date. Each reporting period thereafter, these receivables are revalued and increases or decreases in their fair values are recorded as an adjustment to other income, net within the consolidated statements of operations and comprehensive income (loss). The Company generally determines the fair value using the discounted cash flow method. The significant assumptions used to estimate the fair value include the interest rate, risk-free rate, expected repayment date, equity value, equity volatility, expected timing of exercise, and the credit spread assumption specific to the investment loan. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.
A rollforward of the fair value measurements of the investment loan receivable for the year ended December 31, 2024 is as follows:

Balance as of December 31, 2023	$—
Initial funding of investment loan receivable	7,000
Additional funding of investment loan receivable	757
Change in fair value included in other income, net	(81)
Balance as of December 31, 2024	$7,676
Contingent consideration
The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The Company generally determines the fair value of the contingent consideration using the Monte Carlo simulation model. Each reporting period thereafter, these obligations are revalued and increases or decreases in their fair values are recorded as an adjustment to other income, net within the consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense the Company records in any given period.
The total estimated fair value of the contingent consideration payable was $0 and $597 as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2023, the primary inputs to the fair value of the contingent consideration were the risk free rate, the discount rate, and the revenue volatility. As of December 31, 2024, it was not probable that the payment would be earned.
Changes in the estimated fair value of the Datos contingent consideration payable will be recognized in other income, net. A rollforward of the fair value measurements of the contingent consideration liability for the year ended December 31, 2024 is as follows:

Balance as of December 31, 2023	$597
Change in fair value included in other income, net	(597)
Balance as of December 31, 2024	$—
6.    Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2024	2023
Computer equipment	$13,707	$11,084
Furniture and office equipment	2,033	1,965
Leasehold improvements	2,738	2,469
Total property and equipment	18,478	15,518
Less: accumulated depreciation and amortization	(11,944)	(8,832)
Property and equipment, net	$6,534	$6,686
Depreciation and amortization expense related to property and equipment was $3,526, $3,762, and $4,200 for the years ended December 31, 2024, 2023, and 2022, respectively.

7.    Other Assets
Investments in Convertible Debt
In July 2024, the Company purchased a convertible debt security for a total aggregate investment of $3,000 with a maturity date of July 22, 2027 and annual interest rate of 10%. Interest accrues on the note and becomes payable upon conversion or maturity of the note. This convertible debt security is classified as an available-for-sale security. The note was included in other long-term assets in the consolidated balance sheet as of December 31, 2024. The Company accounts for the investment by utilizing the fair value option within ASC 825, Financial Instruments (“ASC 825”). Increases and decreases in the fair value of these investments are recorded to other income, net for each reporting period. The Company recorded an increase in the fair value of the convertible debt security of $593 during the year ended December 31, 2024.
Investment Loan Receivable
In March 2024, the Company entered into a loan agreement in which it loaned $7,000 to the borrower with a repayment date in March 2025. In addition to the loan facility, the Company entered into an option agreement with the borrower in which the Company had the right, but not the obligation, to acquire a majority of the outstanding common stock of the borrower during the period beginning July 1, 2024 and ending August 31, 2024. The Company accounts for the loan agreement and option agreement as a single financial instrument (together, the “Investment Loan Receivable”). The Company recorded the Investment Loan Receivable at its fair value of $7,000 on the agreement date. The Company did not exercise the option agreement. During September 2024, the Company entered into an amended and restated loan agreement in which it loaned an additional $757 to the borrower with a repayment date in March 2025. The fair value of the Investment Loan Receivable was $7,676 and was included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2024.
With respect to the Investment Loan Receivable, the Company held a variable interest in the borrower, which is a variable interest entity. After evaluation of the relationship between the Company and this variable interest entity, the Company determined not to consolidate this variable interest entity’s results of operations for the year ended December 31, 2024. Significant judgments included the determination that the Company was not the primary beneficiary of the variable interest entity given the Company’s variable interests did not constitute a controlling financial interest.
8.    Net Income (Loss) Per Share
In March 2021, the Company amended its certificate of incorporation to create two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 13 “Redeemable Noncontrolling Interest and Stockholders’ Equity”, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one (1) vote per share and each share of Class B common stock is entitled to ten (10) votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Shares of Class B common stock are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. See Note 13 “Redeemable Noncontrolling Interest and Stockholders’ Equity” for additional information regarding the current conversion and transfer terms of the Company’s common stock. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
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
Diluted net income (loss) per share gives effect to all potentially dilutive securities. Potential dilutive securities consist of shares of common stock issuable upon the exercise of stock options, and shares of common stock issuable upon the vesting of restricted stock awards.
For the years ended December 31, 2024 and 2023, diluted net income per share was calculated by dividing net income attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the periods, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of Restricted Stock Units (“RSUs”).
For the year ended December 31, 2022, the net loss attributable to Semrush Holdings, Inc. is divided by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted net loss per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for this period as its effect would have been anti-dilutive due to the net loss attributable to Semrush Holdings, Inc. incurred for the period.
The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Year ended December 31,
	2024	2023	2022
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	145,864,755	142,593,000	141,160,000
Dilutive effect of share equivalents resulting from stock options	1,823,191	3,403,051	—
Dilutive effect of share equivalents resulting from restricted stock awards	1,173,900	69,282	—
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	148,861,846	146,065,333	141,160,000

The following potentially dilutive common stock equivalents, including stock options and restricted stock units, have been excluded from the calculation of diluted weighted-average shares outstanding for the periods presented:

	Year ended December 31,
	2024	2023	2022
Stock options outstanding	2,224,938	3,748,877	6,865,265
Unvested RSAs, RSUs, and PSUs	626,741	1,558,847	1,328,714
For the years ended December 31, 2024, 2023, and 2022, 1,128,021, 1,077,726, and 1,283,620 shares of Class A common stock potentially issuable under PSU awards were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. See Note 14 “Stock-Based Compensation” for additional information regarding the Company’s PSUs.
9.    Acquisitions, Intangible Assets, and Goodwill
Acquisitions
Acquisitions
Third Door Media
On October 16, 2024, the Company acquired 100% of the outstanding shares of Third Door Media, Inc. ("Third Door Media"). The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this business combination was to expand the Company’s content and educational offerings. The acquisition date fair value of the consideration transferred consisted of the following:

Acquisition Date
Consideration transferred	Fair Value
Cash paid at close	$5,424
Fair value of deferred purchase payments	750
Total purchase consideration	$6,174
The Company determined that the fair value of the assets acquired and liabilities assumed was $6,174, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of three holdback payments of $250, $200, and $300, respectively, the first of which will be paid in the first quarter of 2025 and is included within other current liabilities within the consolidated balance sheet as of December 31, 2024. The second payment is due in the fourth quarter of 2025 and is included in other current liabilities within the consolidated balance sheet as of December 31, 2024. The third payment is due in the second quarter of 2026 and is included in other long term liabilities within the consolidated balance sheet as of December 31, 2024

The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of December 31, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

Purchase Price
Assets acquired	Allocation
Cash and cash equivalents	$1,755
Accounts Receivable	721
Prepaid Expenses	49
Identifiable intangible assets	2,350
Goodwill	2,769
Total assets acquired	$7,644
Liabilities assumed
Other current liabilities	$59
Accrued liabilities	254
Deferred revenue	593
Deferred tax liabilities	564
Total Liabilities Assumed	$1,470
Fair value of assets acquired and liabilities assumed, net	$6,174
The Company allocated $2,350 of the purchase price to identifiable intangible assets, of which $1,830 related to customer relationships and the remainder related to developed technology and trade names. The Company amortizes the acquired intangible assets over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to acquired customer relationships, developed technology, and trade names, of six years, three years, and five years, respectively. The Company used the multi-period excess earnings method to value the customer relationships. The Company used the replacement cost method to value the developed technology. The Company used the relief from royalty method to value the trade names. The significant assumptions used to estimate the value of the intangible assets included the discount rate, revenue growth rates, and adjusted operating margin. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price was allocated to goodwill, which primarily relates to expected synergies with our existing product offerings and is not deductible for tax purposes.
The Company recorded $739 in transaction costs related to the transaction during the year ended December 31, 2024, respectively, which are included in the consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of October 16, 2024, the results of Third Door Media’s operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Exploding Topics
On August 15, 2024, the Company completed an asset purchase agreement with Backlinko, LLC, doing business as Exploding Topics, to acquire substantially all of the assets of Exploding Topics. The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this asset acquisition was to acquire the traffic generating content of Exploding Topics. The acquisition date fair value of the consideration transferred totaled $2,950 which includes a holdback of $531 to be paid on August 15, 2025. This holdback amount is included in other current liabilities within the consolidated balance sheet as of December 31, 2024.
The Company assigned a value of $1,062 to the acquired identifiable intangible assets consisting of content, customer relationships, and developed technology, which are amortized over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired content, customer relationships, and developed technology, of four years, three years, and three years, respectively. The Company used the guideline public company method to value the identifiable intangible assets. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price of $2,464 was allocated to goodwill, which primarily relates to expected future site traffic generation and is deductible for tax purposes. The allocation of the purchase price is preliminary as of December 31, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation. The Company recorded a measurement period adjustment of $577 related to deferred revenue as of the closing date, which increased the amount of the purchase price allocated to goodwill.
The Company recorded $132 in transaction costs related to the transaction during the year ended December 31, 2024, which are included in the consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of August 15, 2024, the results of Exploding Topics’ operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Ryte
On July 11, 2024, the Company acquired 100% of the outstanding shares of Ryte GmbH ("Ryte"). The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this business combination was to expand the Company’s Enterprise SEO solution by adding enterprise site audit and website performance monitoring. The acquisition date fair value of the consideration transferred consisted of the following:

Acquisition Date
Consideration transferred	Fair Value
Cash paid at close	$8,910
Fair value of deferred purchase payments	1,572
Total purchase consideration	$10,482
The Company determined that the fair value of the assets acquired and liabilities assumed was $10,482, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of two payments of $786 each, the first of which will be paid July 11, 2025 and is included within other current liabilities within the consolidated balance sheet as of December 31, 2024. The second payment is due January 11, 2026 and is included in other long term liabilities within the consolidated balance sheet as of December 31, 2024.
The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of December 31, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

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
The Company allocated $2,630 of the purchase price to identifiable intangible assets, of which $2,140 related to developed technology and the remainder related to customer relationships and trade names. The Company amortizes the acquired intangible assets over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to acquired developed technology, customer relationships, and trade names, of five years, six years, and five years, respectively. The Company used the multi-period excess earnings method to value the developed technology. The Company used the distributor method, a variation of the multi-period excess earnings method to value the customer relationships. The Company used the relief from royalty method to value the trade names. Trade names primarily relate to the Ryte brand. The significant assumptions used to estimate the value of the intangible assets included the discount rate, revenue growth rates, adjusted operating margin, and obsolescence. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price was allocated to goodwill, which primarily relates to expected synergies with our existing product offerings and is not deductible for tax purposes.
The Company recorded $957 in transaction costs related to the transaction during the year ended December 31, 2024, which are included in the consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $23,374, including the fair value of the noncontrolling interest in Brand 24 of $9,846, which is reflected in the stockholders’ equity section of the consolidated balance sheet as of December 31, 2024. The fair value of the noncontrolling interest on the closing date was estimated considering the implied enterprise value and the acquired percentage of Brand 24. The fair value of deferred purchase payments represents the fair value of two payments of $1,500 each, the first of which was paid in December 2024. The second payment is due November 12, 2025 and is included in other current liabilities within the consolidated balance sheet as of December 31, 2024. The deferred purchase payments accrue interest of 2.5% per year.
The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of December 31, 2024 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation. The Company recorded measurement period adjustments related to deferred revenue of $349, operating leases of $331, and intangible assets of $180 which increased the amount of the purchase price allocated to goodwill by $529.

Purchase Price
Assets acquired	Allocation
Cash and cash equivalents	$1,502
Accounts Receivable	139
Operating lease right-of-use assets	331
Other assets	686
Identifiable intangible assets	9,170
Goodwill	16,375
Total assets acquired	$28,203
Liabilities assumed
Deferred revenue, current	1,196
Deferred tax liabilities	1,411
Operating lease liabilities	331
Other liabilities	1,891
Total Liabilities Assumed	$4,829
Fair value of assets acquired and liabilities assumed, net	$23,374
Fair value of noncontrolling interest	$9,846
Fair value of controlling interest acquired	$13,528
The Company allocated $9,170 of the purchase price to identifiable intangible assets, of which $8,040 related to customer relationships and the remainder related to developed technology and trade names. The Company amortizes the acquired intangible assets over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to acquired customer relationships, developed technology, and trade names, of six years, five years, and five years, respectively. The Company used the multi-period excess earnings method to value the customer relationships. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. To value the developed technology and trade names assets, the Company utilized the relief from royalty method. Trade names primarily relate to the Brand 24 brand. The significant assumptions used to estimate the value of the intangible assets included the discount rate, revenue growth rates, and customer attrition rates. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price was allocated to goodwill, which primarily relates to expected synergies from combining operations and is not deductible for tax purposes.
The Company recorded $790 in transaction costs related to the transaction during the year ended December 31, 2024, which are included in the consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
As of April 29, 2024, the results of Brand 24’s operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
In April 2024 the Company entered into award agreements with certain members of Brand 24 Management. These awards are accounted for as liability-classified awards under ASC 718, Compensation - Stock Compensation. The fair value of the awards were estimated using a Monte Carlo Simulation. The Company recorded $393 in post-acquisition compensation expense related to these awards during the year ended December 31, 2024.
In May 2024, the Company announced a tender offer to purchase up to 944,616 shares of Brand 24 (the “Tender Offer”) at a price equal to PLN47.0 per share with an opening date for subscriptions of May 31, 2024 and a closing date for subscriptions of July 2, 2024. In July 2024, the Company completed the Tender Offer for outstanding shares of Brand 24 and purchased 135,500 incremental shares for an aggregate cost of $3,684 paid using cash on hand. The Tender Offer increased the Company’s ownership to 312,974 shares representing approximately 72% of the shares of Brand 24. Subsequent to the Tender Offer the Company purchased additional shares using $1,699 in cash on hand which brought the Company’s ownership to approximately 76.9% as of December 31, 2024.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $19,021, including the fair value of the noncontrolling interest in Datos of $5,166. The fair value of the noncontrolling interest is inclusive of the fair value of the acquired call option, which gives the Company the right, but not the obligation, to purchase the remaining shares in Datos during the period beginning January 1, 2026 and ending on January 1, 2027 (the “Call Option”). The Company estimated the fair value of the noncontrolling interest, inclusive of the Call Option, using an option pricing method (a special case of the income approach), considering the initial transaction price and based on Level 3 significant unobservable inputs such as the total equity value of Datos, forecasted revenues, volatility, and risk-

adjusted discount rates. Other consideration includes the deferred purchase payments, the contingent payment, and additional consideration due to the seller. Payments of $501 and $500 were made during March 2024 and August 2024, respectively, related to other consideration. The remaining fair value of other consideration has been recorded to other current liabilities in the consolidated balance sheet as of December 31, 2024.
The table below summarizes the Company’s purchase price allocation. The allocation of the purchase price was final as of September 30, 2024.

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
The Company recorded $100 in transaction costs related to the transaction during the year ended December 31, 2024, which are included in the consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, General and administrative.
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

Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of December 31, 2024
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	3.8	$8,671	$(2,787)	$5,884
Trade name	3.3	5,324	(2,309)	3,015
Content	2.5	3,142	(1,695)	1,447
Customer relationships	5.3	12,058	(1,790)	10,268
Capitalized internal-use software	2.6	15,803	(4,362)	11,441
Total as of December 31, 2024		$44,998	$(12,943)	$32,055

	As of December 31, 2023
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	4.1	$5,604	$(1,518)	$4,086
Trade name	3.7	4,451	(1,404)	3,047
Content	2.3	2,387	(1,021)	1,366
Customer Relationships	4.4	1,694	(396)	1,298
Capitalized internal-use software	2.8	8,460	(2,174)	6,286
Total as of December 31, 2023		$22,596	$(6,513)	$16,083
During the years ended December 31, 2024, 2023, and 2022, the Company capitalized $7,862, $5,165, and $1,760, respectively, of internal-use software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $2,196, $721, and $570, respectively.
Amortization expense for acquired intangible assets was $4,346, $2,307, and $1,880 for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, future amortization expense is expected to be as follows:

Fiscal Year Ended December 31,	Amount
2025	$8,373
2026	7,414
2027	5,038
2028	3,199
2029	2,174
Thereafter	5,857
Total	$32,055

Goodwill
The changes in the carrying value of goodwill during the year ended December 31, 2024 were as follows:

Amount
Balance as of January 1, 2024	$24,879
Datos purchase price allocation adjustment	(104)
Brand 24 acquisition	16,375
Ryte acquisition	10,489
Exploding Topics acquisition	2,464
Third Door Media acquisition	2,769
Foreign currency translation adjustment	(733)
Balance as of December 31, 2024	$56,139

10. Exit Costs
The Company did not incur exit costs during the year ended December 31, 2024. During the year ended December 31, 2023 and 2022, the Company incurred $1,292 and $11,264 in exit costs, respectively. All costs associated with the Company’s exit activities are included in the consolidated statements of operations and comprehensive income (loss) in its income from continuing operations under the line item, Exit Costs.
11.    Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2024	2023
Employee compensation	$8,672	$7,742
Income taxes payable	2,118	1,810
Other taxes payable	8,707	9,695
Vacation reserves	526	549
Other	193	95
Total accrued expenses	$20,216	$19,891

12.    Income Taxes
Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
United States	$17,039	$(3,568)	$(31,061)
Foreign	3,363	8,214	(1,856)
Income (loss) before income taxes	$20,402	$4,646	$(32,917)

The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Current taxes:
Federal	$9,477	$836	$156
Foreign	2,043	1,784	868
State	2,521	775	160
Total current taxes	14,041	3,395	1,184
Deferred taxes:
Federal	(871)	227	11
Foreign	(222)	74	(264)
State	79	—	—
Total deferred taxes	(1,014)	301	(253)
Provision for income taxes	$13,027	$3,696	$931
The reconciliation of the United States statutory tax rate to the Company’s effective tax rate included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.7	26.4	2.4
Foreign income tax rate differential	(1.7)	10.1	(4.1)
Impact of disposition of foreign subsidiaries	—	—	6.1
Non-deductible expenses	—	0.0	0.0
Foreign derived intangible income deduction	(11.7)	(12.4)	0.2
Non-deductible executive compensation	4.4	26.3	—
Permanent differences	2.7	7.0	—
Deferred statutory rate changes	—	(0.7)	(2.9)
Stock compensation	8.0	3.5	(1.4)
Foreign research and development incentive	(1.7)	(7.7)	1.7
Tax attribute expiration	4.3	37.4	(2.8)
Change in valuation allowance	29.4	(28.7)	(21.0)
Other, net	2.1	(2.6)	(2.0)
Effective tax rate	63.5%	79.6%	(2.8)%
The Company’s effective tax rate for the year ended December 31, 2024 differs from the U.S. statutory rate primarily due to non-deductible executive compensation, the jurisdictional mix of earnings, and state income taxes, partially offset by the change in the valuation allowance maintained against its net deferred tax assets. The Company’s effective tax rate for the years ended December 31, 2023 and December 31, 2022 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against its net deferred tax assets.
Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$9,152	$4,788
Capitalized research and development expenditures	21,684	13,535
Accruals and reserves	3,109	1,868
Stock-based compensation	2,918	1,458
Intangibles	560	760
Depreciation	122	98
Capital loss carryforwards	1,837	1,838
Finance lease	2,881	3,749
Other deferred tax asset carryforward	331	754
Gross deferred tax assets	42,594	28,848
Valuation allowance	(33,037)	(20,453)
Total deferred tax assets	9,557	8,395
Deferred tax liabilities:
Depreciation	(483)	(447)
Intangibles	(3,159)	(1,091)
Deferred commissions	(3,070)	(2,883)
Operating lease right-of-use assets	(2,602)	(3,663)
Other	(1,864)	(1,150)
Total deferred tax liabilities	(11,178)	(9,234)
Net deferred tax liabilities	$(1,621)	$(839)
The Company’s valuation allowance increased by $12,584, primarily as a result of our current year operating results, an increase in the capitalized research and development expenses and an increase in the deferral of certain stock-based compensation expenses against which a valuation allowance is maintained during the year ended December 31, 2024. In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, including the worldwide cumulative losses that the Company has incurred, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets.
As of December 31, 2024, the Company had no U.S. federal net operating loss carryforwards. As of December 31, 2024, the Company had a U.S. capital loss carryforward of $8,062 that expires in 2027. As of December 31, 2024, the Company had U.S. state net operating loss carryforwards of $12,940, substantially all of which expire at various dates through 2043. As of December 31, 2024, the Company had net operating loss carryforwards of $28,017 in other foreign jurisdictions that expire at various dates through 2029.

At December 31, 2024, 2023, and 2022, the Company had no recorded liabilities for uncertain tax positions. In addition, at December 31, 2024, 2023, and 2022, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state, and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and material state jurisdictions for the tax years ended 2021 through 2023. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by authorities for tax years before 2019.
The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $5,457, as such amounts are considered to be indefinitely reinvested in these jurisdictions. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The amount of any unrecognized deferred tax liability related to undistributed foreign earnings is immaterial.
13.    Redeemable Noncontrolling Interest and Stockholders’ Equity
As of December 31, 2024, the total number of shares of all classes of stock which the Company shall have authority to issue was (i) 1,000,000,000 shares of Class A common stock, par value $0.00001 per share, and (ii) 160,000,000 shares of Class B common stock, par value $0.00001 per share, and (iii) 100,000,000 undesignated shares of Preferred Stock, par value $0.00001 per share.
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

Common Stock Reserved for Future Issuance
As of December 31, 2024, the Company had reserved the following shares of common stock for future issuance pursuant to the 2021 Stock Option and Incentive Plan (the “2021 Plan”):

Options outstanding	5,266,163
Common stock reserved for future issuance	11,766,884
Restricted stock units and performance stock units outstanding	6,675,432
Total authorized shares of common stock reserved for future issuance	23,708,479
n
14.    Stock-Based Compensation
The 2021 Plan was adopted by the Board on March 3, 2021 and approved by stockholders on March 15, 2021 and became effective immediately prior to the effectiveness of the Company’s registration statement in connection with its IPO. The 2021 Plan allows the compensation committee of the Board to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).
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
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718 Compensation - Stock Compensation, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations. For stock option awards issued under the Company’s stock-based compensation plans to employees and members of the Board for their services on the Board, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as discussed further below. For restricted stock units (“RSUs”) granted subject to service-based vesting conditions, and performance-based stock units (“PSUs”) with both service and performance conditions, the fair value is determined based on the closing price of the Company’s Class A common stock, as reported on the New York Stock Exchange. For PSUs with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If the Company determines that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. The grant date fair value of PSUs with both service and market conditions is calculated using a model to estimate the probability of satisfying the performance condition stipulated in the award grant, including the possibility that the market condition may not be satisfied.
Awards granted prior to January 1, 2024 subject to service-based vesting conditions generally vest over a four-year requisite service period. Awards granted after January 1, 2024 subject to service-based vesting conditions generally vest over a three-year requisite service period. For all other service-based awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company determined the expected volatility for options granted using an average of the historical volatility measures of a peer group of companies that issued options with substantially similar terms. The expected life of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the share option. The Company has not paid, nor anticipates paying, cash dividends on its ordinary shares; therefore, the expected dividend yield is assumed to be zero.
The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	61.8%	63.1%	53.3%
Weighted-average risk-free interest rate	4.28%	3.75%	2.72%
Expected dividend yield	—	—	—
Expected life – in years	6	6	6
A summary of the Company’s option activity as of December 31, 2024, and changes during the year then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	7,175,494	$7.02	7.78
Granted	15,888	12.62
Exercised	(1,534,375)	2.68
Forfeited	(390,844)	9.21
Outstanding at December 31, 2024	5,266,163	8.14	7.08
Options exercisable at December 31, 2024	3,424,709	7.03	6.56
The weighted-average grant-date fair value of options granted during the years ended December 31, 2024, 2023, and 2022 was $7.71, $5.58, and $6.36 per share, respectively. Tax benefits of $815 and $1,301 were realized from options during the years ended December 31, 2024 and 2023, respectively. No tax benefits were realized from options during the year ended December 31, 2022.
The aggregate intrinsic value of options outstanding as of December 31, 2024 and 2023 was $21,689 and $49,221, respectively.
The aggregate intrinsic value for options exercised during the years ended December 31, 2024, 2023, and 2022 was $17,474, $15,279, and $6,687, respectively.
The aggregate intrinsic value for options exercisable as of December 31, 2024 was $18,180.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on December 31, 2024 and 2023, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
During the years ended December 31, 2024, 2023, and 2022, the Company granted to employees RSU awards for 3,474,700, 1,984,086, and 1,181,782 shares of Class A common stock under the 2021 Plan, respectively.

A summary of RSU activity under the Company’s 2021 Plan for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2024	2,571,318	$9.88	$25,405
Granted	3,474,700	12.69	44,094
Vested	(1,197,503)	9.90	11,855
Forfeited	(325,016)	10.04	3,263
Unvested balance as of December 31, 2024	4,523,499	$12.02	$54,372
During the years ended December 31, 2024 and 2022, the Company granted PSU awards for 1,173,681 and 1,395,596 shares of Class A common stock under the 2021 Plan.
The Company records stock-based compensation expense related to PSU grants when it is probable that the underlying performance conditions will be recognized. During the year ended December 31, 2024, the Company granted PSUs to executives and in relation to certain acquisitions. The executive PSUs and a portion of the acquisition-related awards contained a market component. The Company did not grant PSU awards during the year ended December 31, 2023. During the year ended December 31, 2022, the Company granted PSUs to executives and in relation to certain acquisitions. The acquisition-related PSUs contained a market component.
A summary of PSU activity under the Company’s 2021 Plan for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2024	1,077,726	$11.61	$12,512
Granted	1,173,681	12.58	14,765
Vested	—	—	—
Forfeited	(99,474)	10.05	1,000
Unvested balance at December 31, 2024	2,151,933	$12.21	$26,275
The Company has recorded stock-based compensation expense of $27,999, $15,337, and $7,393 during the years ended December 31, 2024, 2023, and 2022, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded by line item in the Company’s consolidated statements of operations:

	For the Year Ended December 31,
	2024	2023	2022
Cost of revenue	$239	$130	$74
Sales and marketing	4,742	3,077	2,235
Research and development	5,906	2,213	1,123
General and administrative	17,112	9,917	3,961
Total stock-based compensation	$27,999	$15,337	$7,393
As of December 31, 2024, there was $10,392 of unrecognized compensation cost related to unvested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.99 years. As of December 31, 2024, there was $42,940 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.23 years. As of

December 31, 2024, there was $8,837 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 2.13 years.

15.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers expiring at various dates through 2026. As of December 31, 2024, future commitments for data services are as follows:

Fiscal year ended December 31,	Amount
2025	13,484
2026	225
Total	$13,709
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of December 31, 2024, the Company has not incurred any costs for the above guarantees and indemnities.
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

16.    Components of Other Income, Net
The components of other income, net, are as follows:

	For the Year Ended
	December 31,
	2024	2023	2022
Foreign currency exchange gain (loss)	501	(1,116)	(1,302)
Interest income, net	10,033	9,448	3,048
Change in fair value of convertible debt securities	593	3,552	1,152
Other income, net	967	429	558
Total other income, net	$12,094	$12,313	$3,456
17.    Segment and Geographic Information
Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company and the CODM view the Company’s operations and manage its business as one operating segment. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company’s CODM assesses the Company’s performance and evaluates the allocation of resources on a consolidated basis. There is no expense or asset information, other than those included in the reconciliation below or disclosed in the consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss). The CODM considers consolidated net income (loss) in evaluating the results of the Company, making decisions about the Company’s resource allocation, and in the forecasting process. Since the Company operates as one operating segment, segment asset information can be found in the consolidated financial statements. Significant segment expenses and other segment information were as follows:

	For the Year Ended
	December 31,
	2024	2023	2022
Revenue	$376,815	$307,675	$254,316
Less:
Cost of revenue (a)	62,026	50,901	47,429
Sales (a)	66,175	52,344	38,505
Marketing (a)	70,458	70,439	85,565
Research and development (a)	74,175	55,229	40,079
General and administrative (a)	58,181	67,121	58,574
Other segment items (b)	37,492	19,308	20,537
Other income, net	(12,094)	(12,313)	(3,456)
Provision for income taxes	13,027	3,696	931
Net income (loss)	$7,375	$950	$(33,848)
(a) Excludes stock-based compensation, amortization of acquired intangible assets, restructuring, and acquisition-related costs.
(b) Other segments items include those noted in (a) above.

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	For the Year Ended
	December 31,
	2024	2023	2022
Revenue:
United States	$170,732	$146,408	$119,775
United Kingdom	34,375	30,044	25,669
Other	171,708	131,223	108,872
Total revenue	$376,815	$307,675	$254,316
Property and equipment, net by geographic location consists of the following:

	As of December 31,
	2024	2023
Property and equipment, net:
United States	$2,960	$3,231
Netherlands	1,775	1,781
Spain	862	807
Serbia	202	278
Other	735	589
Total assets	$6,534	$6,686

18.     Subsequent Events
The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2024 through March 3, 2025, the date this Annual Report on Form 10-K was filed with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2024, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K.
Based on management’s evaluation as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
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
Management has excluded from its assessment of internal control over financial reporting as of December 31, 2024, the internal control over financial reporting of Brand 24 S.A., Ryte GmbH, Exploding Topics, and Third Door Media, Inc., which the Company acquired during 2024. This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. These are consolidated subsidiaries of the Company whose total assets and net liabilities (excluding goodwill and acquired intangible assets, which were included in management's assessment of internal control over financial reporting as of December 31, 2024) represented approximately 1.5% and 6.9%, respectively, of the related consolidated financial statement amounts as of December 31, 2024.

Total revenues excluded from management's assessment represented approximately 2.8% of the related consolidated financial statement amount for the Company for the year ended December 31, 2024.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework and concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP an independent registered public accounting firm, as stated in its report which is included herein.
(c) Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Semrush Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Semrush Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Semrush Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Brand 24 S.A., Ryte GmbH, Exploding Topics, and Third Door Media, Inc., which are included in the 2024 consolidated financial statements of the Company and constituted 1.5% of total assets, excluding the preliminary value of goodwill and other intangible assets, and 6.9% of net liabilities, respectively, as of December 31, 2024 and 2.8% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Brand 24 S.A., Ryte GmbH, and Third Door Media, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 3, 2025
(d) Changes in Internal Control Over Financial Reporting
No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of the fiscal year ended December 31, 2024, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below:
On December 13, 2024, The Oleg Shchegolev Irrevocable Non-Exempt Trust of 2020 (the “Trust”), a trust established for the benefit of certain family members of Oleg Shchegolev, our Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan. The Trust’s Rule 10b5-1 Trading Plan, was intended to commence on March 17, 2025 and end on September 30, 2025, and provide for the sale of up to 3,600,000 shares of our Class A common stock pursuant to the terms of the plan. Prior to the commencement of sales under the Trust’s Rule 10b5-1 Trading Plan, the Trust terminated such plan effective February 26, 2025, as such no shares will be sold under the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”), which will be filed with the SEC, no later than 120 days after December 31, 2024. This incorporation by reference to the 2025 Proxy Statement excludes the information under the heading “Pay Versus Performance” therein.
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transaction of our securities by our directors, officers, employees and consultants. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2025 Proxy Statement (excluding the information under the heading “Pay Versus Performance” therein).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2025 Proxy Statement (excluding the information under the heading “Pay Versus Performance” therein).
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2025 Proxy Statement (excluding the information under the heading “Pay Versus Performance” therein).
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.
The information required by this item is incorporated by reference to the 2025 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors,” and “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-253730	3.2	3/16/2021

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Semrush Holdings, Inc., dated June 10, 2024.	8-K	001-40276	3.1	6/10/2024

3.3	Third Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40276	3.1	3/4/2024

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-253730	4.1	3/16/2021

4.2	Investors’ Rights Agreement, dated December 19, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-253730	4.2	3/1/2021

4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors.	S-1/A	333-253730	10.1	3/16/2021

10.2#	Amended and Restated 2019 Stock Option and Grant Plan, and forms of agreements thereunder.	S-1	333-253730	10.2	3/1/2021

10.3#	2021 Equity Incentive Plan, and forms of agreements thereunder.	S-1/A	333-253730	10.3	3/16/2021

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-253730	10.4	3/16/2021

10.5	Agreement of Lease between the Registrant and BP Prucenter Acquisition LLC, dated November 19, 2018.	S-1	333-253730	10.5	3/1/2021

10.6	First Amendment of Lease between the Registrant and BP Prucenter Acquisition LLC, dated June 23, 2021.	8-K	333-254724	10.1	6/25/2021

10.7#	Senior Executive Incentive Bonus Plan.	S-1/A	333-253730	10.12	3/16/2021

10.8*#	Non-Employee Director Compensation Policy.

10.9#	Amended and Restated Executive Employment Agreement between the Company and Vitalii Obishchenko.	S-1	333-253730	10.16	3/1/2021

10.10#	Form of Indemnification Agreement between the Registrant and each of its officers.	S-1/A	333-253730	10.19	3/16/2021

10.11#	Executive Employment Agreement between the Company and Andrew Warden, dated as of September 2, 2021.	10-Q	001-40276	10.1	11/10/2021

10.12#	Offer letter, dated as of September 8, 2022, by and between Semrush Inc. and David Mason.	10-Q	001-40276	10.1	11/14/2022

10.13#	Offer letter, dated as of February 22, 2023, by and between Semrush Holdings, Inc. and Brian Mulroy.	10-Q	001-40276	10.1	5/10/2023

10.14#	Employment Agreement between the Company and Oleg Shchegolev, dated September 8, 2023.	8-K	001-40276	10.1	09/14/2023

10.15#	Employment Agreement between the Company and Brian Mulroy, dated September 8, 2023.	8-K	001-40276	10.2	09/14/2023

10.16#	Employment Agreement between the Registrant and Andrew Warden, dated September 8, 2023.	10-Q	001-40276	10.3	11/01/2023

10.17#	Employment Agreement between the Registrant and David Mason, dated September 8, 2023.	10-Q	001-40276	10.4	11/01/2023

10.18#	Employment Agreement between the Registrant and Vitalii Obishchenko, amended and restated as of May 16, 2023.	10-Q	001-40276	10.5	11/01/2023

10.19#	Summary of Compensatory Arrangement between the Registrant and Roman Simonov.	10-Q	001-40276	10.1	05/08/2024

10.20*#	Employment Agreement between the Registrant and William Wagner, dated February 24, 2025 and effective March 10, 2025.

19.1*	Semrush Holdings, Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Semrush Holdings, Inc. Compensation Clawback Policy.	10-K	001-40276	97.1	03/07/2024

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
__________________
*        Filed herewith.
**    Furnished herewith.
#        Indicates management contract or compensatory plan, contract or agreement.
Item 16. Form 10–K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on March 3, 2025.

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

Signature	Title	Date

/s/ Oleg Shchegolev	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Oleg Shchegolev

/s/ Brian Mulroy	Chief Financial Officer (Principal Accounting and Financial Officer)	March 3, 2025
Brian Mulroy

/s/ Dmitry Melnikov	Director	March 3, 2025
Dmitry Melnikov

/s/ Dylan Pearce	Director	March 3, 2025
Dylan Pearce

/s/ Trynka Shineman Blake	Director	March 3, 2025
Trynka Shineman Blake

/s/ William Wagner	Director	March 3, 2025
William Wagner

/s/ Mark Vranesh	Director	March 3, 2025
Mark Vranesh

/s/ Anna Baird	Director	March 3, 2025
Anna Baird

/s/ Steven Aldrich	Director	March 3, 2025
Steven Aldrich