Form 10-Q
period 2025-03-31
SEMrush Holdings, Inc.
filed 2025-05-08
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of April 30, 2025, there were 127,163,651 shares of the registrant’s Class A Common Stock and 21,019,818 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:
•    our future financial performance, including our revenue, annual recurring revenue (“ARR”), dollar-based net revenue retention rate, non-GAAP income from operations, non-GAAP income from operations margin, free cash flow, free cash flow margin, costs of revenue, gross profit or gross margin and operating expenses;
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
•    our ability to successfully expand in our existing markets and into new markets, including executing on anticipated market opportunities and growth strategies;
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

•related impacts from recent changes to our executive management team;
•    our anticipated investments in sales and marketing, and research and development;
•    our ability to successfully defend litigation brought against us;
•    our expectations regarding identifying, evaluating, executing, and integrating strategic acquisitions and related financial considerations such as purchase price allocation; and
•    the impact of global financial, economic, and political events on our business, industry and supply chain, including changes to trade laws and policies, rising inflation, fluctuating interest rates, and market uncertainty and volatility.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$64,665	$48,875
Short-term investments	197,125	186,693
Accounts receivable	11,034	8,955
Deferred contract costs, current portion	10,161	10,044
Prepaid expenses and other current assets	14,461	21,617
Total current assets	297,446	276,184
Property and equipment, net	6,401	6,534
Operating lease right-of-use assets	12,133	11,126
Intangible assets, net	33,007	32,055
Goodwill	57,682	56,139
Deferred contract costs, net of current portion	3,379	3,080
Other long-term assets	6,453	5,825
Total assets	$416,501	$390,943
Liabilities, noncontrolling interest, and stockholders' equity
Current liabilities
Accounts payable	$14,218	$10,463
Accrued expenses	21,606	20,216
Deferred revenue	79,926	71,827
Current portion of operating lease liabilities	5,202	4,669
Other current liabilities	5,750	6,913
Total current liabilities	126,702	114,088
Deferred revenue, net of current portion	235	235
Deferred tax liability	1,634	1,621
Operating lease liabilities, net of current portion	8,569	7,602
Other long-term liabilities	1,203	1,045
Total liabilities	138,343	124,591
Commitments and contingencies (Note 14)
Stockholders' equity
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 126,631 shares issued and outstanding as of March 31, 2025; 125,834 shares issued and outstanding as of December 31, 2024	1	1
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 21,020 shares issued and outstanding as of March 31, 2025; 21,009 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	331,917	322,586
Accumulated other comprehensive loss	(311)	(2,221)
Accumulated deficit	(62,913)	(63,762)
Total stockholders' equity attributable to Semrush Holdings, Inc.	268,694	256,604
Noncontrolling interest in consolidated subsidiaries	9,464	9,748
Total stockholders’ equity	278,158	266,352
Total liabilities, noncontrolling interest and stockholders' equity	$416,501	$390,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$105,018	$85,812
Cost of revenue	19,871	14,645
Gross profit	85,147	71,167
Operating expenses
Sales and marketing	41,307	33,921
Research and development	21,912	17,304
General and administrative	22,002	18,474
Total operating expenses	85,221	69,699
(Loss) income from operations	(74)	1,468
Other income, net	4,172	3,639
Income before income taxes	4,098	5,107
Provision for income taxes	3,443	3,104
Net income	655	2,003
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(194)	(135)
Net income attributable to Semrush Holdings, Inc.	$849	$2,138

Net income attributable to Semrush Holdings, Inc. per share attributable to common stockholders—basic:	$0.01	$0.01
Net income attributable to Semrush Holdings, Inc. per share attributable to common stockholders—diluted:	$0.01	$0.01

Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders—basic:	147,214	144,566
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders—diluted:	151,078	147,698

Net income	$655	$2,003
Other comprehensive income:
Foreign currency translation adjustments	1,320	(485)
Unrealized gain (loss) on investments	590	(744)
Comprehensive income	$2,565	$774
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiaries	(194)	(135)
Comprehensive income attributable to Semrush Holdings, Inc.	$2,759	$909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to Semrush Holdings, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	120,629,147	$1	23,482,057	$—	$291,898	$(752)	$(71,998)	$219,149	$5,166	$224,315
Issuance of common stock upon exercise of stock options	469,879	—	—	—	844	—	—	844	—	844
Issuance of common stock upon vesting of restricted stock units	145,844	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,115	—	—	5,115	—	5,115
Cumulative translation adjustment	—	—	—	—	—	(485)	—	(485)	—	(485)
Unrealized loss on investments	—	—	—	—	—	(744)	—	(744)	—	(744)
Net income	—	—	—	—	—	—	2,138	2,138	—	2,138
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(135)	(135)
Balances at March 31, 2024	121,244,870	1	23,482,057	—	297,857	(1,981)	(69,860)	226,017	5,031	231,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to Semrush Holdings, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	125,833,872	$1	21,009,210	$—	$322,586	$(2,221)	$(63,762)	$256,604	$9,748	$266,352
Conversion of Class B Common Stock to Class A Common Stock	100,800	—	(100,800)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	52,666	—	111,408	—	365	—	—	365	—	365
Issuance of common stock upon vesting of restricted stock units	643,823	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,966	—	—	8,966	—	8,966
Cumulative translation adjustment	—	—	—	—	—	1,320	—	1,320	—	1,320
Unrealized gain on investments	—	—	—	—	—	590	—	590	—	590
Net income	—	—	—	—	—	—	849	849	—	849
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(194)	(194)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	(90)	(90)
Balances at March 31, 2025	126,631,161	$1	21,019,818	$—	$331,917	$(311)	$(62,913)	$268,694	$9,464	$278,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
Operating Activities	2025	2024
Net income	$655	$2,003
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	3,424	2,183
Amortization of deferred contract costs	3,474	3,016
Amortization (accretion) of premiums and discounts on investments	(659)	(1,071)
Non-cash lease expense	1,257	1,164
Stock-based compensation expense	9,112	5,115
Change in fair value included in other income, net	(1,164)	—
Deferred taxes	(55)	(100)
Other non-cash items	880	844
Changes in operating assets and liabilities
Accounts receivable	(2,167)	782
Deferred contract costs	(3,891)	(3,455)
Prepaid expenses and other current assets	(379)	(2,275)
Accounts payable	3,559	1,012
Accrued expenses	1,632	1,414
Other current liabilities	(299)	(390)
Deferred revenue	7,873	5,658
Other long-term liabilities	158	—
Change in operating lease liability	(1,301)	(1,121)
Net cash provided by operating activities	22,109	14,779
Investing Activities
Purchases of property and equipment	(725)	(759)
Capitalization of internal-use software costs	(2,879)	(2,015)
Purchases of short-term investments	(27,156)	(46,706)
Proceeds from sales and maturities of short-term investments	18,000	25,000
Funding of investment loan receivables	—	(7,000)
Proceeds from repayment of investment loan receivables	7,676	—
Cash paid for acquisition of assets and businesses, net of cash acquired	(512)	(501)
Purchase of noncontrolling interest	(90)	—
Net cash used in investing activities	(5,686)	(31,981)
Financing Activities
Proceeds from exercise of stock options	365	844
Repayment of acquired debt	(611)	—
Payment of finance leases	(99)	(410)
Net cash (used in) provided by financing activities	(345)	434
Effect of exchange rate changes on cash and cash equivalents	(288)	(507)
Increase (decrease) in cash, cash equivalents and restricted cash	15,790	(17,275)
Cash, cash equivalents and restricted cash, beginning of period	49,060	58,848
Cash, cash equivalents and restricted cash, end of period	$64,850	$41,573
Supplemental cash flow disclosures
Cash paid for income taxes	$1,826	$199
Property and equipment purchases included in accounts payable	$145	$9
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,668	$—
Unrealized gain (loss) on short-term investments	$590	$(744)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2025 and 2024
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and as of March 31, 2025 has wholly owned subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, and Vietnam.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Subsequent Events Considerations
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the unaudited condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated subsequent events as required and the Company determined that there are no material recognized or unrecognized subsequent events requiring disclosure.
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the three months ended March 31, 2025 and 2024, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three months ended March 31, 2025 and 2024.

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
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services. There were no changes to the Company’s revenue recognition policies since the filing of its Annual Report on Form 10-K with the SEC on March 3, 2025.
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The Company primarily invoices and collects payments from customers for its services in advance on a monthly or annual basis.
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $8,099 as of March 31, 2025 compared to December 31, 2024. During the three months ended March 31, 2025 and 2024, $32,790 and $30,351 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of March 31, 2025 was $983, of which the Company expects to recognize $742 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of March 31, 2025. For performance obligations not satisfied as of March 31, 2025, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2024. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and recorded as deferred contract costs in the unaudited condensed consolidated balance sheets and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as deferred contract costs, current portion, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.
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
As of March 31, 2025 and December 31, 2024, no individual customer represented more than 10% of the Company’s accounts receivable. During the three months ended March 31, 2025 and 2024, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, loan receivables, convertible debt securities, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The Company has elected the fair value option in respect to the accounting for its loan receivable investments and convertible debt securities, resulting in increases and decreases in the fair value of such investments being recorded to other income, net for each reporting period. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of March 31, 2025 and December 31, 2024, due to the short-term nature of these instruments.
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
The foreign currency exchange gain (loss) included in other income, net for the three months ended March 31, 2025 and 2024 was $436 and $445, respectively.
Comprehensive Income
Comprehensive income is comprised of two components: net income and other comprehensive income, which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Such changes include the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments was not significant for the three months ended March 31, 2025 and 2024.
Recently Adopted Accounting Pronouncements
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is evaluating the impact that the updated standard will have on our financial statement disclosures.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds, and commercial paper. Cash equivalents are carried at cost, which approximates their fair market value. Short‑term investments consist of investments with original maturities greater than 90 days, as of the date of purchase. The Company considers its investment portfolio available-for-sale. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the unaudited condensed consolidated statements of operations and comprehensive income.
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive income. Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive income based on the specific-identification method. There were no material realized gains or losses on investments for the three months ended March 31, 2025 or 2024. As of March 31, 2025, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for less than and greater than twelve months was $28,501 and $43,414, respectively. As of December 31, 2024, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for less than and greater than twelve months was $47,597 and $38,348, respectively.
Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. For the three months ended March 31, 2025, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.
The following is a summary of cash, cash equivalents, and short-term investments as of March 31, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Cash and cash equivalents	$64,665	$—	$—	$64,665
Short-term investments:
U.S. treasury securities	196,535	667	(77)	197,125
Total short-term investments	196,535	667	(77)	197,125
Total cash, cash equivalents and short-term investments	$261,200	$667	$(77)	$261,790

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash and cash equivalents	$48,875	$—	$—	$48,875
Short-term investments:
U.S. treasury securities	186,719	349	(375)	186,693
Total short-term investments	186,719	349	(375)	186,693
Total cash, cash equivalents and short-term investments	$235,594	$349	$(375)	$235,568
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. As of March 31, 2025 and December 31, 2024, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three months ended March 31, 2025 and 2024.
As of March 31, 2025, the Company held $82,334 in U.S. treasury securities with maturities within one year and held $114,791 in U.S. treasury securities with maturities after one year and within three years.

Restricted Cash
As of March 31, 2025, restricted cash totaled $185 related to cash held as collateral for a letter of credit related to the contractual provisions for one of the Company’s office leases.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated statements of cash flows:

	As of March 31,
	2025	2024
Cash and cash equivalents	$64,665	$41,388
Restricted cash included in "other long-term assets"	185	185
Cash, cash equivalents, and restricted cash	$64,850	$41,573
4.    Leases
The components of lease expense were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,364	$1,352
Short-term lease cost	214	228
Variable lease cost	1,099	1,196
Total lease cost	$2,677	$2,776

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Amortization of lease assets	$71	$571
Interest on lease liabilities	3	9
Total finance lease cost	$74	$580
Weighted-average remaining lease term and discount rate were as follows:

As of March 31,
2025
Weighted-average remaining lease term (in years)
Operating leases	3.1
Finance leases	0.6
Weighted-average discount rate
Operating leases	5.9%
Finance leases	7.9%

Future minimum amounts payable as of March 31, 2025 were as follows:

As of March 31, 2025	Operating Leases	Finance Leases
Remainder of 2025	$4,247	$98
2026	5,085	—
2027	2,857	—
2028	1,333	—
Thereafter	465	—
Total lease payments	13,987	98
Less: imputed interest	(216)	(3)
Total lease liabilities	$13,771	$95
As of March 31, 2025, the Company had no finance or operating leases that had not yet commenced.
Rent expense related to the Company’s office facilities was $1,578 and $1,579 for the three months ended March 31, 2025 and 2024, respectively.
5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$26,758	$—	$—	$26,758
U.S. treasury securities	—	197,125	—	197,125
Commercial paper	—	14,926	—	14,926
Convertible debt securities (See Note 7)	—	—	3,995	3,995
Total assets	$26,758	$212,051	$3,995	$242,804

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$6,376	$—	$—	$6,376
U.S. treasury securities	—	186,693	—	186,693
Commercial paper	—	14,918	—	14,918
Convertible debt securities (See Note 7)	—	—	3,593	3,593
Investment loan receivables (See Note 7)	—	—	7,676	7,676
Total assets	$6,376	$201,611	$11,269	$219,256
The fair value measurements of the Company’s money market funds are based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy. The fair value measurements of the Company’s U.S. treasury securities and commercial paper are based on significant other observable inputs and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 2 in the fair value hierarchy.
As of March 31, 2025, the Company measured its convertible debt securities (See Note 7 “Other Assets”) on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2024, the Company measured its investment loan receivables and its convertible debt securities (See Note 7 “Other Assets”) on a recurring basis using significant unobservable inputs (Level 3)
Convertible Debt Securities
The Company records its convertible debt securities at fair value on the purchase date. The Company determines the fair value of these investments using the Black-Scholes Merton model. Each reporting period thereafter, these investments are revalued and increases or decreases in their fair values are recorded as adjustments to other income, net within the consolidated statements of operations and comprehensive income to reflect the gains and losses. Changes in the fair value of these investments can result from changes in the estimated enterprise value of the issuers, the likelihoods and methods of such conversions, and other market factors. Significant judgment is employed in determining the appropriateness of these assumptions as of the purchase date and for each subsequent period. Accordingly, changes in any of the assumptions described above can materially impact the amount of gain or loss the Company records in any given period.
A rollforward of the fair value measurements of the convertible debt securities for the three months ended March 31, 2025 is as follows:

Balance as of December 31, 2024	$3,593
Change in fair value included in other income, net	402
Balance as of March 31, 2025	$3,995
Investment Loan Receivables
The Company elected to account for its investment loan receivables by utilizing the fair value option. The Company records investment loan receivables at their fair value on the agreement date. Each reporting period thereafter, these receivables are revalued and increases or decreases in their fair values are recorded as an adjustment to other income, net within the unaudited condensed consolidated statements of operations and comprehensive income. The Company generally determines the fair value using the discounted cash flow method. The significant assumptions used to estimate the fair value include the interest rate, risk-free rate, expected repayment date, equity value, equity volatility, expected timing of exercise, and the credit spread assumption specific to the investment loan. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. The investment loan receivable was repaid in March 2025.
A rollforward of the fair value measurements of the investment loan receivable for the three months ended March 31, 2025 is as follows:

Balance as of December 31, 2024	$7,676
Change in fair value included in other income, net	762
Repayment of investment loan receivables	(8,438)
Balance as of March 31, 2025	$—

6.    Property and Equipment, Net
Property and equipment consists of the following:

	As of
	March 31, 2025	December 31, 2024
Computer equipment	$14,292	$13,707
Furniture and office equipment	2,003	2,033
Leasehold improvements	2,962	2,738
Total property and equipment	19,257	18,478
Less: accumulated depreciation and amortization	(12,856)	(11,944)
Property and equipment, net	$6,401	$6,534
Depreciation and amortization expense related to property and equipment was $903 and $1,039 for the three months ended March 31, 2025 and 2024, respectively.
7.    Other Assets
Investments in Convertible Debt
In July 2024, the Company purchased a convertible debt security for a total aggregate investment of $3,000 with a maturity date of July 22, 2027 and annual interest rate of 10%. Interest accrues on the note and becomes payable upon conversion or maturity of the note. This convertible debt security is classified as an available-for-sale security. As of March 31, 2025, the note was included in other long-term assets in the unaudited condensed consolidated balance sheet. The Company accounts for the investment by utilizing the fair value option within ASC 825, Financial Instruments (“ASC 825”), and accounting for the entire hybrid instrument at fair value through other income (expense).
Investment Loan Receivables
In March 2024, the Company entered into a loan agreement in which it loaned $7,000 to the borrower with a repayment date in March 2025. In addition to the loan facility, the Company entered into an option agreement with the borrower in which the Company had the right, but not the obligation, to acquire a majority of the outstanding common stock of the borrower during the period beginning July 1, 2024 and ending August 31, 2024. The Company accounted for the loan agreement and option agreement as a single financial instrument (together, the “Investment Loan Receivable”). The Company recorded the Investment Loan Receivable at its fair value of $7,000 on the agreement date. The Company did not exercise the option agreement. During September 2024, the Company entered into an amended and restated loan agreement in which it loaned an additional $757 to the borrower with a repayment date in March 2025. The investment loan receivable was repaid in March 2025.
8.    Net Income Per Share
For the three months ended March 31, 2025 and 2024, diluted net income per share was calculated by dividing net income attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the period, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of Restricted Stock Units (“RSUs”).

The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders—basic:	147,214,161	144,565,578
Dilutive effect of share equivalents resulting from stock options	1,544,417	2,193,289
Dilutive effect of share equivalents resulting from restricted stock awards	2,319,795	938,634
Weighted-average number of shares of common stock used in computing net income per share attributable to common stockholders—diluted:	151,078,373	147,697,501
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Stock options	1,488,751	3,515,132
RSUs and PSUs	78,143	859,945
Total	1,566,894	4,375,077
For the three months ended March 31, 2025 and 2024, 1,026,906 and 1,198,606 shares of Class A common stock potentially issuable under Performance Stock Units (“PSUs”) were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date.
9.    Acquisitions, Intangible Assets, and Goodwill
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $6,174, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of three holdback payments of $250, $200, and $300, respectively, the first of which was paid in the first quarter of 2025. The second payment is due in the fourth quarter of 2025 and is included within other current liabilities within the unaudited condensed consolidated balance sheet as of March 31, 2025. The third payment is due in the second quarter of 2026 and is included in other long term liabilities within the unaudited condensed consolidated balance sheet as of March 31, 2025.

The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of March 31, 2025 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

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
The Company recorded $70 in transaction costs related to the transaction during the three months ended March 31, 2025, which are included in the unaudited condensed consolidated statements of operations and comprehensive income in its income from continuing operations under the line item, General and administrative.
As of October 16, 2024, the results of Third Door Media’s operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Exploding Topics
On August 15, 2024, the Company completed an asset purchase agreement with Backlinko, LLC, doing business as Exploding Topics, to acquire substantially all of the assets of Exploding Topics. The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this asset acquisition was to acquire the traffic generating content of Exploding Topics. The acquisition date fair value of the consideration transferred totaled $2,950 which includes a holdback of $531 to be paid on August 15, 2025. This holdback amount is included in other current liabilities within the unaudited condensed consolidated balance sheet as of March 31, 2025.
The Company assigned a value of $1,062 to the acquired identifiable intangible assets consisting of content, customer relationships, and developed technology, which are amortized over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired content, customer relationships, and developed technology, of four years, three years, and three years, respectively. The Company used the guideline public company method to value the identifiable intangible assets. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price of $2,464 was allocated to goodwill, which primarily relates to expected future site traffic generation and is deductible for tax purposes. The allocation of the purchase price is final as of March 31, 2025.
The Company did not incur transaction costs related to the transaction during the three months ended March 31, 2025
As of August 15, 2024, the results of Exploding Topics’ operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $10,482, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of two payments of $786 each, which will be paid July 11, 2025 and January 11, 2026, respectively. These amounts are included within other current liabilities within the unaudited condensed consolidated balance sheet as of March 31, 2025.
The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of March 31, 2025 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

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
The Company recorded $299 in transaction costs related to the transaction during the three months ended March 31, 2025, which are included in the unaudited condensed consolidated statements of operations and comprehensive income in its income from continuing operations under the line item, General and administrative.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $23,374, including the fair value of the noncontrolling interest in Brand 24 of $9,846, which is reflected in the stockholders’ equity section of the unaudited condensed consolidated balance sheet as of March 31, 2025. The fair value of the noncontrolling interest on the closing date was estimated considering the implied enterprise value and the acquired percentage of Brand 24. The fair value of deferred purchase payments represents the fair value of two payments of $1,500 each, the first of which was paid in December 2024. The second payment is due November 12, 2025 and is included in other current liabilities within the unaudited condensed consolidated balance sheet as of March 31, 2025. The deferred purchase payments accrue interest of 2.5% per year.
The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is final as of March 31, 2025.

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
The Company recorded $87 in transaction costs related to the transaction during the three months ended March 31, 2025, which are included in the unaudited condensed consolidated statements of operations and comprehensive income in its income from continuing operations under the line item, General and administrative.
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
Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of March 31, 2025
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.5	$8,851	$(3,262)	$5,589
Trade name	3.1	5,367	(2,562)	2,805
Content	2.4	3,142	(1,889)	1,253
Customer relationships	5.1	12,573	(2,391)	10,182
Capitalized internal-use software	2.6	18,682	(5,504)	13,178
Total as of March 31, 2025		$48,615	$(15,608)	$33,007

	As of December 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.8	$8,671	$(2,787)	$5,884
Trade name	3.3	5,324	(2,309)	3,015
Content	2.5	3,142	(1,695)	1,447
Customer relationships	5.3	12,058	(1,790)	10,268
Capitalized internal-use software	2.6	15,803	(4,362)	11,441
Total as of December 31, 2024		$44,998	$(12,943)	$32,055

During the three months ended March 31, 2025, and 2024, the Company capitalized $2,879 and $2,015 of internal-use software development costs, respectively, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets and recorded amortization expense associated with its capitalized software development costs of $1,142 and $448, respectively.
Amortization expense for acquired intangible assets was $1,379 and $692 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future amortization expense is expected to be as follows:

Amount
Remainder of 2025	$7,367
2026	8,926
2027	6,587
2028	3,415
2029	2,273
Thereafter	4,439
Total	$33,007
Goodwill
The changes in the carrying value of goodwill during the three months ended March 31, 2025 were as follows:

Amount
Balance as of January 1, 2025	$56,139
Foreign currency translation adjustment	1,543
Balance as of March 31, 2025	$57,682
10.    Accrued expenses
Accrued expenses consist of the following:

	As of
	March 31, 2025	December 31, 2024
Employee compensation	$6,492	$8,672
Income taxes payable	3,979	2,118
Other taxes payable	9,911	8,707
Vacation reserves	1,035	526
Other	189	193
Total accrued expenses	$21,606	$20,216
11.    Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three months ended March 31, 2025 and 2024, the Company recorded provisions for income taxes of $3,443 and $3,104, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 differs from the U.S. statutory rate due primarily to the impact of earnings in foreign jurisdictions, differences between book and tax treatment of equity awards, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, the Company reassesses any valuation allowances it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets.

12.    Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of March 31, 2025, the Company had reserved the following shares of common stock for future issuance pursuant to the 2021 Stock Option and Incentive Plan (the “2021 Plan”):

Options outstanding	5,070,713
Common stock reserved for future issuance	15,176,935
Restricted stock units and performance stock units outstanding	9,995,759
Total authorized shares of common stock reserved for future issuance	30,243,407
The Company has two classes of authorized common stock: Class A common stock and Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time and upon certain other events. During the three months ended March 31, 2025, a total of 100,800 shares of Class B Common Stock were converted to Class A Common Stock.
13.    Stock-Based Compensation
The Company recorded stock-based compensation expense of $9,112 and $5,115 during the three months ended March 31, 2025 and 2024, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$44	$39
Sales and marketing	1,627	770
Research and development	2,466	636
General and administrative	4,975	3,670
Total stock-based compensation	$9,112	$5,115
14.    Commitments and Contingencies
Data Providers
The Company has multi-year commitments with certain data providers expiring at various dates through 2026. As of March 31, 2025, future commitments for data services are as follows:

As of March 31, 2025
Remainder of 2025	10,113
2026	225
2027 and thereafter	—
Total	$10,338
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of March 31, 2025, the Company has not incurred any costs for the above guarantees and indemnities.
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
15.    Components of Other Income, Net
The components of other income, net, for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Foreign currency exchange gain	$436	$445
Interest income, net	2,524	2,732
Change in fair value of convertible debt securities and investment loan receivables	1,164	—
Other income, net	48	462
Total other income, net	$4,172	$3,639
16.    Segment and Geographic Information
Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company and the CODM view the Company’s operations and manage its business as one operating segment. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company’s CODM assesses the Company’s performance and evaluates the allocation of resources on a consolidated basis. There is no expense or asset information, other than those included in the reconciliation below or disclosed in the unaudited consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income. The CODM considers consolidated net income in evaluating the results of the Company, making decisions about the Company’s resource allocation, and in the forecasting process. Since the Company operates as one operating segment, segment asset information can be found in the unaudited consolidated financial statements. Significant segment expenses and other segment information were as follows:

	For the three months ended
	March 31,
	2025	2024
Revenue	$105,018	$85,812
Less:
Cost of revenue (a)	18,644	14,170
Sales (a)	19,964	15,135
Marketing (a)	19,062	16,326
Research and development (a)	19,262	16,668
General and administrative (a)	15,874	13,776
Other segment items (b)	12,286	8,269
Other income, net	(4,172)	(3,639)
Provision for income taxes	3,443	3,104
Net income	$655	$2,003
(a) Excludes stock-based compensation, amortization of acquired intangible assets, restructuring, and acquisition-related costs.
(b) Other segments items include those noted in (a) above.
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended March 31,
	2025	2024
Revenue:
United States	$45,937	$40,646
United Kingdom	9,245	8,324
Other	49,836	36,842
Total revenue	$105,018	$85,812
Property and equipment, net by geographic location consists of the following:

	As of
	March 31, 2025	December 31, 2024
Property and equipment, net:
United States	$2,696	$2,960
Netherlands	1,733	1,775
Spain	1,045	862
Other	927	937
Total assets	$6,401	$6,534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, along with the information included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We generate nearly all of our revenue from subscriptions to our online visibility management SaaS platform under a SaaS model and other products. Subscription revenue is recognized ratably over the contract term beginning on the date on which we provide the customer access to our platform.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the United States and United Kingdom, generating combined revenues of $55.2 million and $49.0 million for the three months ended March 31, 2025 and 2024, respectively.
We have one reportable segment. See Note 16 “Segment and Geographic Information” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
As of March 31, 2025, we operate subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, and Vietnam.

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
This ARR definition was updated in our Annual Report on Form 10-K for the period ended December 31, 2024 to simplify the explanation of our calculation around the treatment of monthly and longer-term contracts, and to be more consistent with other SaaS businesses, which we believe improves the ability for investors to compare our metric against other businesses. Additionally, our definition was updated to note that we do not assume there will be any increases, reductions, or cancellations. Given our efforts to retain and win back customers, and our belief that we will be successful in many of those retention efforts, we believe the updated definition is more accurate. We are not recasting ARR results to conform ARR under the prior definition to the updated definition as there is no variance between the two definitions for the periods presented.
As of March 31, 2025, we had approximately 118,000 paying customers, accounting for $424.7 million in ARR, an increase from approximately 112,000 paying customers accounting for $354.2 million in ARR as of March 31, 2024.
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
Our sales team is largely focused on driving account expansion by encouraging our customers to fully recognize the potential benefit from our comprehensive platform and the additional features and functionalities available in our Enterprise SEO solution and other solutions. As a result, we have become increasingly efficient at acquiring customers who increase their spend with us over time. Our customer cohorts typically experience their lowest dollar-based net revenue retention rate during their second full year after becoming a customer, after which the dollar-based net revenue retention rate typically improves and we are able to drive increased spending across the remaining customers within the cohort.
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of March 31, 2025 and December 31, 2024 was approximately 106%.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform and products. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of March 31, 2025 and March 31, 2024 was $3,608 and $3,163, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
Sustaining Product and Technology Innovation
We have a strong track record of developing new products that have high adoption rates among our paying customers. Our product development organization plays a critical role in continuing to enhance the effectiveness and differentiation of our technology in an evolving landscape and maximizing retention of our existing customers. We intend to continue investing in product development to improve our data assets, expand our products and enhance our technological capabilities. On March 10, 2025, Oleg Shchegolev, our former Chief Executive Officer (“CEO”), assumed the role of Chief Technology Officer (“CTO”), William Wagner, a member of our Board since September 2022, assumed the role of CEO, and Vitalii Obischenko transitioned from Chief Operating Officer to Chief Product Officer (“CPO”). We believe this transition will further bolster our leadership team and culture of continuous innovation and improvement as it will allow Mr. Wagner to focus on leading and running the business, and Mr. Shchegolev to focus on artificial intelligence and other product innovation matters in his new role as CTO, while also ensuring strong leadership in the CPO position from Mr. Obischenko.
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
Stock-based compensation. Stock-based compensation is a non-cash expense accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. We believe that the exclusion of stock-based compensation expense allows for financial results that are more indicative of our operational performance and provide for a useful comparison of our operating results to prior periods and to our peer companies because stock-based compensation expense varies from period to period and company to company due to such things as differing valuation methodologies, timing of awards and changes in stock price.

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
Acquisition-related costs. In recent years, we have completed a number of acquisitions, which result in transition, integration and other acquisition-related expense which would not otherwise have been incurred, are unpredictable, and dependent on a significant number of factors that are deal-specific or outside of our control, are not indicative of our operational performance (or that of the acquired businesses or assets), and are likely to fluctuate as our acquisition activity increases or decreases in future periods. By excluding acquisition-related costs and adjustments from our non-GAAP measures, management is better able to evaluate our ability to utilize our existing assets and estimate the long-term value that acquired assets will generate for us.

	Three Months Ended March 31, (in thousands)
	2025	2024
(Loss) income from operations	$(74)	$1,468
Stock-based compensation expense	9,112	5,115
Amortization of acquired intangibles	1,379	692
Restructuring and other costs	1,312	2,124
Acquisition-related costs, net	484	338
Non-GAAP income from operations	$12,213	$9,737
The following table sets forth a reconciliation of our (loss) income from operations (as a percentage of revenue) to non-GAAP income from operations margin (percentage amounts may not sum due to rounding):

	Three Months Ended March 31,
	2025	2024
(Loss) income from operations (as a percentage of revenue)	(0.1)%	1.7%
Stock-based compensation expense (as a percentage of revenue)	8.7%	6.0%
Amortization of acquired intangibles (as a percentage of revenue)	1.3%	0.8%
Restructuring and other costs (as a percentage of revenue)	1.2%	2.4%
Acquisition-related costs, net (as a percentage of revenue)	0.5%	0.4%
Non-GAAP income from operations margin	11.6%	11.3%

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

	Three Months Ended March 31, (in thousands)
	2025	2024
Net cash provided by operating activities	$22,109	$14,779
Net cash used in investing activities	(5,686)	(31,981)
Net cash (used in) provided by financing activities	(345)	434
Effect of exchange rate changes on cash and cash equivalents	(288)	(507)
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,790	$(17,275)

	Three Months Ended March 31, (in thousands)
	2025	2024
Net cash provided by operating activities	$22,109	$14,779
Purchases of property and equipment	(725)	(759)
Capitalization of internal-use software costs	(2,879)	(2,015)
Free cash flow	$18,505	$12,005
The following table sets forth a reconciliation of our net cash provided by operating activities (as a percentage of revenue) to free cash flow margin (percentage amounts may not sum due to rounding):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities (as a percentage of revenue)	21.1%	17.2%
Purchases of property and equipment (as a percentage of revenue)	(0.7)%	(0.9)%
Capitalization of internal-use software costs (as a percentage of revenue)	(2.7)%	(2.3)%
Free cash flow margin	17.6%	14.0%

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
We expect our cost of revenue to increase in absolute dollars due to expenditures related to the purchase of hardware, data, expansion, and support of our data center operations and customer support/success teams. We have seen improvement in our cost of revenue as a percentage of revenue as revenue has increased, and expect it to remain near current levels. It may fluctuate from period to period depending on the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our products and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in any particular quarterly or annual period.
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
Other income, net also includes amounts for interest income and expense, other miscellaneous income and expense, and gains and losses unrelated to our core operations. We have elected the fair value option in respect to the accounting for our convertible debt securities and investment loan receivable investments, allowing for increases and decreases in the fair value of such investments to be recorded to other income, net for each reporting period. Interest expense is related to interest associated with outstanding finance leases.
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based on our recent financial performance, and expected long-term future projections, we believe we may be able to record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Our tax expense for the three months ended March 31, 2025 and 2024 primarily relates to increased profits in our foreign subsidiaries, the non-deductibility of certain equity awards and the requirement to capitalize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three months ended March 31,
	2025	2024
	(in thousands)
Revenue	$105,018	$85,812
Cost of revenue (1)	19,871	14,645
Gross profit	85,147	71,167
Operating expenses
Sales and marketing (1)	41,307	33,921
Research and development (1)	21,912	17,304
General and administrative (1)	22,002	18,474
Total operating expenses	85,221	69,699
(Loss) income from operations	(74)	1,468
Other income, net	4,172	3,639
Income before income taxes	4,098	5,107
Provision for income taxes	3,443	3,104
Net income	655	2,003
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(194)	(135)
Net income attributable to Semrush Holdings, Inc.	$849	$2,138
__________________
(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$44	$39
Sales and marketing	1,627	770
Research and development	2,466	636
General and administrative	4,975	3,670
Total stock-based compensation	$9,112	$5,115

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three months ended March 31,
	2025	2024
	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	19%	17%
Gross profit	81%	83%
Operating expenses
Sales and marketing	39%	40%
Research and development	21%	20%
General and administrative	21%	22%
Total operating expenses	81%	81%
(Loss) income from operations	—%	2%
Other income, net	4%	4%
Income before income taxes	4%	6%
Provision for income taxes	3%	4%
Net income	1%	2%
Net loss attributable to noncontrolling interest in consolidated subsidiaries	—%	—%
Net income attributable to Semrush Holdings, Inc.	1%	2%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue
Our revenue during the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$105,018	$85,812	$19,206	22%

For the three months ended March 31, 2025 revenue increased by $19.2 million. The majority of this increase was driven by strong upsell and cross sell activity as well as an increase in the number of paying customers to approximately 118,000 as of March 31, 2025 from approximately 112,000 as of March 31, 2024.

Revenue based upon the locations of our paying customers during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
United States	$45,937	$40,646
United Kingdom	9,245	8,324
Other	49,836	36,842
Total revenue	$105,018	$85,812

Cost of Revenue, Gross Profit and Gross Margin

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$105,018	$85,812	$19,206	22%
Cost of revenue	$19,871	$14,645	$5,226	36%
Gross profit	$85,147	$71,167	$13,980	20%
Gross margin	81%	83%

For the three months ended March 31, 2025, cost of revenue increased by $5.2 million compared to the corresponding period of the prior year. This increase is primarily driven by a $2.0 million increase in integration and data costs, a $1.4 million increase in depreciation and amortization costs, a $0.8 million increase in personnel costs, a $0.4 million increase in merchant fees, and an increase in allocable overhead costs.

Operating Expenses
Sales and Marketing

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$41,307	$33,921	$7,386	22%
Percentage of total revenue	39%	40%
For the three months ended March 31, 2025, sales and marketing expense increased by $7.4 million compared to the corresponding period of the prior year. This increase was primarily driven by a $5.2 million increase in personnel costs as a result of higher wage and stock-based compensation costs and a $0.7 million increase from other costs, primarily driven by increases to travel and consulting fees, and an increase in allocable overhead costs.
Research and Development

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$21,912	$17,304	$4,608	27%
Percentage of total revenue	21%	20%
For the three months ended March 31, 2025, research and development costs increased by $4.6 million compared to the corresponding period of the prior year, primarily as a result of a $4.4 million increase in personnel costs as a result of higher wage and stock-based compensation costs.
General and Administrative

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$22,002	$18,474	$3,528	19%
Percentage of total revenue	21%	22%
For the three months ended March 31, 2025, general and administrative expense increased by $3.5 million compared to the corresponding period of the prior year. This increase was primarily driven by a $3.9 million increase in personnel costs as a result of higher wage and stock-based compensation costs.
Other Income, Net

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net	$4,172	$3,639	$533	15%
Percentage of total revenue	4%	4%
The increase in other income, net for the three months ended March 31, 2025 compared to the corresponding period of the prior year was primarily due to an increase in fair value adjustments relating to convertible debt securities and investment loan receivables (See Note 5 “Fair Value Measurement” and Note 7 “Other assets” to the unaudited condensed consolidated financial statements of this Quarterly

Report on Form 10-Q for more information). This increase was partially offset by decreases to interest income and other activity within other income, net.
Provision for Income Taxes

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for income taxes	$3,443	$3,104	$339	11%
Percentage of total revenue	3%	4%
The increase in the provision for income taxes for the three months ended March 31, 2025 compared to the corresponding periods of the prior year was primarily due to the effects of changes in the tax provision recorded on the earnings of our profitable foreign subsidiaries, restrictions on the deductibility of equity awards, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $64.7 million, short-term investments of $197.1 million, and accounts receivable of $11.0 million.
Our principal uses of cash in recent periods have been to fund operations, invest in capital expenditures and short-term investments, and strategically acquire new businesses and assets. This cash is held in deposits and money market funds.
We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for online advertising, personnel costs across the sales and marketing, product and development, and general and administrative departments, and hosting costs.
Net cash provided by operating activities during the three months ended March 31, 2025 was $22.1 million. The activity resulted from a net income of $0.7 million adjusted for non-cash add backs of $16.3 million and a net cash inflow of $5.2 million from changes in operating assets and liabilities during the three months ended March 31, 2025. Non-cash charges primarily consisted of $9.1 million of stock-based compensation expense, $3.5 million for amortization of deferred contract acquisition costs related to capitalized commissions, and $3.4 million for depreciation and amortization expense. The changes in operating assets and liabilities were primarily the result of a $7.9 million increase in deferred revenue, a $3.6 million increase in accounts payable, and a $1.6 million increase in accrued expenses. These inflows were partially offset by a $3.9 million increase in deferred contract costs, a $2.2 million increase in accounts receivable, a $1.3 million decrease in operating lease liabilities, and a $0.4 million increase in prepaid expenses and other current assets.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $5.7 million and primarily consisted of $27.2 million in purchases of short-term investments, $2.9 million in capitalization of internal-use software costs, $0.7 million in purchases of property and equipment, and $0.5 million in cash paid for businesses, net of cash acquired. These outflows were partially offset by $18.0 million in proceeds from sales and maturities of short-term investments and $7.7 million in proceeds from the repayment of the investment loan receivables.
Net cash used in investing activities for the three months ended March 31, 2024 was $32.0 million and primarily consisted of $46.7 million in purchases of short-term investments and $7.0 in funding of the investment loan receivable. This activity was partially offset by $25.0 million in proceeds from sales and maturities of short-term investments.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $0.3 million and consisted of $0.6 million in repayment of acquired debt and $0.1 million of cash outflows related to the payment of finance leases, partially offset by $0.4 million in proceeds relating to the exercise of stock options.
Net cash provided by financing activities for the three months ended March 31, 2024 was $0.4 million and consisted of $0.8 million relating to the exercise of stock options partially offset by $0.4 million of cash outflows related to the payment of finance leases.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under leases for office space and leases for data center facilities. For more information regarding our lease obligations, see Note 4 “Leases” to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. In addition to our leases, we also have multi-year commitments with certain data providers expiring at various dates through 2026. For more information regarding our commitments with data providers, see Note 14 “Commitments and contingencies” to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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
Our critical accounting policies and estimates are described under the heading Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 2 “Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments, commercial paper, and money market funds. As of March 31, 2025 we had cash, cash equivalents, and short-term investments of $261.8 million. See Note 3 “Cash, Cash Equivalents, Restricted Cash, and Investments” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an overview of investment balances. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk
While we have some foreign currency risk related to a small amount of sales denominated in euros, we are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe, where our expenses are incurred in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $3.0 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
Global events, macroeconomic conditions, and geopolitical developments, including conflicts in Europe and the Middle East, the recent changes to U.S. trade policy, including increased tariffs on imports, and corresponding retaliatory tariffs from other countries on the U.S., and inflation, have caused, and in the future may cause additional, global economic uncertainty, which could amplify the volatility of currency fluctuations.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We have included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, a description of certain risks and uncertainties associated with our business (the “Risk Factors”). You should carefully consider the Risk Factors before making a decision to invest in our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds From the IPO
On March 24, 2021, our Registration Statement on Form S-1 (File No. 333-253730) was declared effective by the SEC for our IPO. There has been no material change in the use of proceeds from our IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 3, 2025.
Issuer Purchases of Equity Securities
None.
Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below:
On December 13, 2024, The Oleg Shchegolev Irrevocable Non-Exempt Trust of 2020 (the “Trust”), a trust established for the benefit of certain family members of Oleg Shchegolev, our Chief Technology Officer, adopted a Rule 10b5-1 Trading Plan. The Trust’s Rule 10b5-1 Trading Plan, was intended to commence on March 17, 2025 and end on September 30, 2025, and provide for the sale of up to 3,600,000 shares of our Class A common stock pursuant to the terms of the plan. Prior to the commencement of sales under the Trust’s Rule 10b5-1 Trading Plan, the Trust terminated such plan effective February 26, 2025, as such no shares will be sold under the plan.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Third Amended and Restated Bylaws of the Registrant

3.3 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

4.1(4)	Form of Class A common stock certificate of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
(1) Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021, and incorporated herein by reference.

(2) Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2024, and incorporated herein by reference.

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

SEMRUSH HOLDINGS, INC.

May 8, 2025	By:	/s/ William Wagner
William Wagner
Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)