Form 10-Q
period 2025-06-30
SEMrush Holdings, Inc.
filed 2025-08-07
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of July 31, 2025, there were 127,685,802 shares of the registrant’s Class A Common Stock and 21,019,818 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

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
•    our plans, expectations and statements regarding our share repurchase program; and
•    the impact of global financial, economic, and political events on our business, industry and supply chain, including changes to trade laws and policies, rising inflation, fluctuating interest rates and currency exchange rates, and market uncertainty and volatility.
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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$54,322	$48,875
Short-term investments	204,225	186,693
Accounts receivable	14,243	8,955
Deferred contract costs, current portion	10,178	10,044
Prepaid expenses and other current assets	18,138	21,617
Total current assets	301,106	276,184
Property and equipment, net	6,673	6,534
Operating lease right-of-use assets	11,551	11,126
Intangible assets, net	35,317	32,055
Goodwill	59,924	56,139
Deferred contract costs, net of current portion	3,495	3,080
Other long-term assets	6,883	5,825
Total assets	$424,949	$390,943
Liabilities, noncontrolling interest, and stockholders' equity
Current liabilities
Accounts payable	$13,505	$10,463
Accrued expenses	20,627	20,216
Deferred revenue	81,730	71,827
Current portion of operating lease liabilities	4,966	4,669
Other current liabilities	4,853	6,913
Total current liabilities	125,681	114,088
Deferred revenue, net of current portion	235	235
Deferred tax liability	1,798	1,621
Operating lease liabilities, net of current portion	7,852	7,602
Other long-term liabilities	1,216	1,045
Total liabilities	136,782	124,591
Commitments and contingencies (Note 14)
Stockholders' equity
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 127,472 shares issued and outstanding as of June 30, 2025; 125,834 shares issued and outstanding as of December 31, 2024	1	1
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 21,020 shares issued and outstanding as of June 30, 2025; 21,009 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	345,664	322,586
Accumulated other comprehensive income (loss)	2,862	(2,221)
Accumulated deficit	(69,480)	(63,762)
Total stockholders' equity attributable to Semrush Holdings, Inc.	279,047	256,604
Noncontrolling interest in consolidated subsidiaries	9,120	9,748
Total stockholders’ equity	288,167	266,352
Total liabilities, noncontrolling interest and stockholders' equity	$424,949	$390,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$108,892	$90,951	$213,910	$176,763
Cost of revenue	21,110	14,957	40,981	29,602
Gross profit	87,782	75,994	172,929	147,161
Operating expenses
Sales and marketing	45,011	35,000	86,318	68,921
Research and development	23,801	19,288	45,713	36,592
General and administrative	23,315	18,312	45,317	36,786
Total operating expenses	92,127	72,600	177,348	142,299
(Loss) income from operations	(4,345)	3,394	(4,419)	4,862
Other income, net	2,287	2,616	6,459	6,255
(Loss) income before income taxes	(2,058)	6,010	2,040	11,117
Provision for income taxes	4,719	4,649	8,162	7,753
Net (loss) income	(6,777)	1,361	(6,122)	3,364
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(210)	(298)	(404)	(433)
Net (loss) income attributable to Semrush Holdings, Inc.	$(6,567)	$1,659	$(5,718)	$3,797

Net (loss) income attributable to Semrush Holdings, Inc. per share attributable to common stockholders—basic:	$(0.04)	$0.01	$(0.04)	$0.03
Net (loss) income attributable to Semrush Holdings, Inc. per share attributable to common stockholders—diluted:	$(0.04)	$0.01	$(0.04)	$0.03

Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—basic:	148,311	145,678	147,765	145,122
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—diluted:	148,311	148,825	147,765	148,261

Net (loss) income	$(6,777)	$1,361	$(6,122)	$3,364
Other comprehensive (loss) income:
Foreign currency translation adjustments	3,050	(119)	4,370	(604)
Unrealized gain (loss) on investments	123	(184)	713	(928)
Comprehensive (loss) income	$(3,604)	$1,058	$(1,039)	$1,832
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiaries	(210)	(298)	(404)	(433)
Comprehensive (loss) income attributable to Semrush Holdings, Inc.	$(3,394)	$1,356	$(635)	$2,265

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

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable to Semrush Holdings, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	125,833,872	$1	21,009,210	$—	$322,586	$(2,221)	$(63,762)	$256,604	$9,748	$266,352
Conversion of Class B Common Stock to Class A Common Stock	100,800	—	(100,800)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	52,666	—	111,408	—	365	—	—	365	—	365
Issuance of common stock upon vesting of restricted stock units	643,823	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,966	—	—	8,966	—	8,966
Cumulative translation adjustment	—	—	—	—	—	1,320	—	1,320	—	1,320
Unrealized gain on investments	—	—	—	—	—	590	—	590	—	590
Net income	—	—	—	—	—	—	849	849	—	849
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(194)	(194)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	(90)	(90)
Balances at March 31, 2025	126,631,161	1	21,019,818	—	331,917	(311)	(62,913)	268,694	9,464	278,158
Issuance of common stock upon exercise of stock options	114,295	—	—	—	283	—	—	283	—	283
Issuance of common stock upon vesting of restricted stock units	726,873	—	—	—	(426)	—	—	(426)	—	(426)
Stock-based compensation expense	—	—	—	—	13,342	—	—	13,342	—	13,342
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	548	—	—	548	—	548
Cumulative translation adjustment	—	—	—	—	—	3,050	—	3,050	—	3,050
Unrealized gain on investments	—	—	—	—	—	123	—	123	—	123
Net loss	—	—	—	—	—	—	(6,567)	(6,567)	—	(6,567)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(210)	(210)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	(134)	(134)
Balances at June 30, 2025	127,472,329	$1	21,019,818	$—	$345,664	$2,862	$(69,480)	$279,047	$9,120	$288,167
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
Operating Activities	2025	2024
Net (loss) income	$(6,122)	$3,364
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization expense	6,313	4,269
Amortization of deferred contract costs	7,043	6,054
Amortization (accretion) of premiums and discounts on investments	(1,400)	(2,023)
Non-cash lease expense	2,451	2,233
Stock-based compensation expense	22,548	12,281
Change in fair value included in other income, net	(1,271)	—
Deferred taxes	39	(217)
Other non-cash items	1,255	1,400
Changes in operating assets and liabilities
Accounts receivable	(5,427)	(774)
Deferred contract costs	(7,591)	(6,129)
Prepaid expenses and other current assets	(4,166)	(4,017)
Accounts payable	2,630	1,906
Accrued expenses	104	2,917
Other current liabilities	(233)	360
Deferred revenue	9,358	7,353
Other long-term liabilities	162	92
Change in operating lease liability	(2,900)	(2,147)
Net cash provided by operating activities	22,793	26,922
Investing Activities
Purchases of property and equipment	(1,329)	(2,906)
Capitalization of internal-use software costs	(6,532)	(4,369)
Purchases of short-term investments	(61,524)	(83,605)
Proceeds from sales and maturities of short-term investments	46,000	102,500
Purchases of convertible debt securities	—	(650)
Funding of investment loan receivables	—	(7,000)
Proceeds from repayment of investment loan receivables	7,676	—
Cash paid for acquisition of assets and businesses, net of cash acquired	(1,097)	(10,026)
Purchases of noncontrolling interest	(223)	—
Purchases of other investments	—	(131)
Net cash used in investing activities	(17,029)	(6,187)
Financing Activities
Proceeds from exercise of stock options	648	3,053
Taxes paid related to net share settlement of equity awards	(426)	—
Repayment of acquired debt	(1,088)	—
Payment of finance leases	(211)	(493)
Net cash (used in) provided by financing activities	(1,077)	2,560
Effect of exchange rate changes on cash and cash equivalents	760	(614)
Increase in cash, cash equivalents and restricted cash	5,447	22,681
Cash, cash equivalents and restricted cash, beginning of period	49,060	58,848
Cash, cash equivalents and restricted cash, end of period	$54,507	$81,529
Supplemental cash flow disclosures
Cash paid for income taxes	$9,774	$3,638
Property and equipment purchases included in accounts payable	$286	$21
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,747	$931
Accrued purchase consideration	$—	$2,924
Unrealized gain (loss) on short-term investments	$713	$(928)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2025 and 2024
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and as of June 30, 2025 has wholly owned subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, the United Kingdom, and Vietnam.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the three and six months ended June 30, 2025 and 2024, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three and six months ended June 30, 2025 and 2024.

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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $9,903 as of June 30, 2025 compared to December 31, 2024. During the three and six months ended June 30, 2025, $40,173 and $55,628 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the three and six months ended June 30, 2024, $32,354 and $39,426 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of June 30, 2025 was $3,009, of which the Company expects to recognize $2,774 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of June 30, 2025. For performance obligations not satisfied as of June 30, 2025, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2024. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and recorded as deferred contract costs in the unaudited condensed consolidated balance sheets and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as deferred contract costs, current portion, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.
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
As of June 30, 2025 and December 31, 2024, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and six months ended June 30, 2025 and 2024, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, loan receivables, convertible debt securities, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The Company has elected the fair value option in respect to the accounting for its loan receivable investments and convertible debt securities, resulting in increases and decreases in the fair value of such investments being recorded to other income, net for each reporting period. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of June 30, 2025 and December 31, 2024, due to the short-term nature of these instruments.
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
The foreign currency exchange (loss) gain included in other income, net for the three months ended June 30, 2025 and 2024 was $(328) and $128, respectively. The foreign currency exchange gain included in other income, net for the six months ended June 30, 2025 and 2024 was $108 and $573, respectively.

Comprehensive (Loss) Income
Comprehensive (loss) income is comprised of two components: net (loss) income and other comprehensive (loss) income, which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Such changes include the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments was not significant for the three and six months ended June 30, 2025 and 2024.
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
3.Cash, Cash Equivalents, Restricted Cash, and Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds, and commercial paper with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximates their fair market value. Short‑term investments consist of investments with original maturities greater than 90 days, as of the date of purchase. The Company considers its investment portfolio available-for-sale. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive (loss) income based on the specific-identification method. There were no material realized gains or losses on investments for the three and six months ended June 30, 2025 or 2024. As of June 30, 2025, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for less than and greater than twelve months was $34,511 and $38,461, respectively. As of December 31, 2024, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for less than and greater than twelve months was $47,597 and $38,348, respectively.
Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. For the three and six months ended June 30, 2025, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.
The following is a summary of cash, cash equivalents, and short-term investments as of June 30, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Cash and cash equivalents	$54,322	$—	$—	$54,322
Short-term investments:
U.S. treasury securities	188,623	767	(51)	189,339
Commercial paper	14,889	—	(3)	14,886
Total short-term investments	203,512	767	(54)	204,225
Total cash, cash equivalents and short-term investments	$257,834	$767	$(54)	$258,547

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash and cash equivalents	$48,875	$—	$—	$48,875
Short-term investments:
U.S. treasury securities	186,719	349	(375)	186,693
Total short-term investments	186,719	349	(375)	186,693
Total cash, cash equivalents and short-term investments	$235,594	$349	$(375)	$235,568
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. As of June 30, 2025 and December 31, 2024, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025, the Company held $96,863 in U.S. treasury securities and commercial paper with maturities within one year and held $107,362 in U.S. treasury securities with maturities after one year and within three years.
Restricted Cash
As of June 30, 2025, restricted cash totaled $185 related to cash held as collateral for a letter of credit related to the contractual provisions for one of the Company’s office leases. As of June 30, 2024, restricted cash totaled $11,903 and included $11,718 related to the Company’s Brand 24 tender offer

(See Note 9) and $185 related to cash held as collateral for a letter of credit related to the contractual provisions of one of the Company’s office leases.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated statements of cash flows:

	As of June 30,
	2025	2024
Cash and cash equivalents	$54,322	$69,626
Restricted cash included in "other long-term assets"	185	185
Restricted cash included in "prepaid expenses and other current assets"	—	11,718
Cash, cash equivalents, and restricted cash	$54,507	$81,529
4.Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,684	$1,294	$3,048	$2,646
Short-term lease cost	234	183	448	411
Variable lease cost	1,086	1,169	2,185	2,365
Total lease cost	$3,004	$2,646	$5,681	$5,422

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of lease assets	$31	$81	$102	$652
Interest on lease liabilities	1	6	4	15
Total finance lease cost	$32	$87	$106	$667
Weighted-average remaining lease term and discount rate were as follows:

As of June 30,
2025
Weighted-average remaining lease term (in years)
Operating leases	2.9
Weighted-average discount rate
Operating leases	6.0%

Future minimum amounts payable as of June 30, 2025 were as follows:

As of June 30, 2025	Operating Leases
Remainder of 2025	$2,863
2026	5,320
2027	3,000
2028	1,430
Thereafter	503
Total lease payments	13,116
Less: imputed interest	(298)
Total lease liabilities	$12,818
As of June 30, 2025, the Company had one additional operating lease with future lease payments of $759 that had not yet commenced in Texas. The lease commenced in July 2025. As of June 30, 2025, the Company had no finance leases that had not yet commenced.
Rent expense related to the Company’s office facilities was $1,918 and $3,497 for the three and six months ended June 30, 2025, respectively. Rent expense related to the Company’s office facilities was $1,477 and $3,056 for the three and six months ended June 30, 2024, respectively.
5.Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$25,435	$—	$—	$25,435
U.S. treasury securities	—	189,339	—	189,339
Commercial paper	—	19,860	—	19,860
Convertible debt securities (See Note 7)	—	—	4,102	4,102
Total assets	$25,435	$209,199	$4,102	$238,736

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$6,376	$—	$—	$6,376
U.S. treasury securities	—	186,693	—	186,693
Commercial paper	—	14,918	—	14,918
Convertible debt securities (See Note 7)	—	—	3,593	3,593
Investment loan receivables (See Note 7)	—	—	7,676	7,676
Total assets	$6,376	$201,611	$11,269	$219,256

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
As of June 30, 2025, the Company measured its convertible debt securities (See Note 7 “Other Assets”) on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2024, the Company measured its investment loan receivables and its convertible debt securities (See Note 7 “Other Assets”) on a recurring basis using significant unobservable inputs (Level 3).
Convertible Debt Securities
The Company records its convertible debt securities at fair value on the purchase date. The Company determines the fair value of these investments using the Black-Scholes Merton model. For each reporting period thereafter, these investments are revalued and increases or decreases in their fair values are recorded as adjustments to other income, net within the unaudited condensed consolidated statements of operations and comprehensive (loss) income to reflect the gains and losses. Changes in the fair value of these investments can result from changes in the estimated enterprise value of the issuers, the likelihoods and methods of such conversions, and other market factors. Significant judgment is employed in determining the appropriateness of these assumptions as of the purchase date and for each subsequent period. Accordingly, changes in any of the assumptions described above can materially impact the amount of gain or loss the Company records in any given period.
A rollforward of the fair value measurements of the convertible debt securities for the six months ended June 30, 2025 is as follows:

Balance as of December 31, 2024	$3,593
Change in fair value included in other income, net	402
Balance as of March 31, 2025	3,995
Change in fair value included in other income, net	107
Balance as of June 30, 2025	$4,102
6.Property and Equipment, Net
Property and equipment consists of the following:

	As of
	June 30, 2025	December 31, 2024
Computer equipment	$14,984	$13,707
Furniture and office equipment	2,154	2,033
Leasehold improvements	3,351	2,738
Total property and equipment	20,489	18,478
Less: accumulated depreciation and amortization	(13,816)	(11,944)
Property and equipment, net	$6,673	$6,534
Depreciation and amortization expense related to property and equipment was $780 and $1,683 for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense related to property and equipment was $744 and $1,783 for the three and six months ended June 30, 2024, respectively.
7.Other Assets
Investments in Convertible Debt
In July 2024, the Company purchased a convertible debt security for a total aggregate investment of $3,000 with a maturity date of July 22, 2027 and annual interest rate of 10%. Interest accrues on the note and becomes payable upon conversion or maturity of the note. This convertible debt security is classified as an available-for-sale security. As of June 30, 2025, the note was included in other long-term assets in the unaudited condensed consolidated balance sheet. The Company accounts for the investment by utilizing the fair value option within ASC 825, Financial Instruments (“ASC 825”), and accounting for the entire hybrid instrument at fair value through other income, net.
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
8.Net (Loss) Income Per Share
For the three and six months ended June 30, 2025, diluted net loss per share was calculated by dividing net loss attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted net loss per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for this period as its effect would have been anti-dilutive due to the net loss attributable to Semrush Holdings, Inc. incurred for the period.
For the three and six months ended June 30, 2024, diluted net income per share was calculated by dividing net income attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the period, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs. The adjustment to net income attributable to Semrush Holdings, Inc. related to the Company’s redeemable noncontrolling interest was not material and did not impact net income per share for the three and six months ended June 30, 2024.

The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—basic:	148,310,571	145,678,323	147,765,447	145,121,951
Dilutive effect of share equivalents resulting from stock options	—	1,940,654	—	2,066,972
Dilutive effect of share equivalents resulting from restricted stock awards	—	1,206,334	—	1,072,484
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—diluted:	148,310,571	148,825,311	147,765,447	148,261,407
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	5,002,159	2,321,962	5,099,137	3,445,481
RSUs and PSUs	8,776,305	930,049	7,233,268	1,442,837
Total	13,778,464	3,252,011	12,332,405	4,888,318
For the three and six months ended June 30, 2025, 910,614 and 910,614 shares of Class A common stock potentially issuable under Performance Stock Units (“PSUs”) were excluded from the table above, respectively. For the three and six months ended June 30, 2024, 1,128,021 and 1,128,021 shares of Class A common stock potentially issuable under PSUs were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date.
9.Acquisitions, Intangible Assets, and Goodwill
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $6,174, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of three holdback payments of $250, $200, and $300, respectively, the first of which was paid in the first quarter of 2025. The second payment is due in the fourth quarter of 2025 and is included within other current liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2025. The third payment is due in the second quarter of 2026 and is included in other long term liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2025.
The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of June 30, 2025 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

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
Exploding Topics
On August 15, 2024, the Company completed an asset purchase agreement with Backlinko, LLC, doing business as Exploding Topics, to acquire substantially all of the assets of Exploding Topics. The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this asset acquisition was to acquire the traffic generating content of Exploding Topics. The acquisition date fair value of the consideration transferred totaled $2,950 which includes a holdback of $531 to be paid on August 15, 2025. This holdback amount is included in other current liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2025.

The Company assigned a value of $1,062 to the acquired identifiable intangible assets consisting of content, customer relationships, and developed technology, which are amortized over the assets’ useful lives using a straight-line amortization method. The Company assigned useful lives to the acquired content, customer relationships, and developed technology, of four years, three years, and three years, respectively. The Company used the guideline public company method to value the identifiable intangible assets. After allocating the purchase price to identifiable assets acquired and liabilities assumed, the remaining purchase price of $2,464 was allocated to goodwill, which primarily relates to expected future site traffic generation and is deductible for tax purposes. The allocation of the purchase price was final as of June 30, 2025.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $10,482, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of two payments of $786 each, which will be paid July 11, 2025 and January 11, 2026, respectively. These amounts are included within other current liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2025.

The table below summarizes the Company’s preliminary purchase price allocation. The allocation of the purchase price is preliminary as of June 30, 2025 as the Company continues to gather information supporting the acquired assets and liabilities to finalize the purchase price allocation.

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
The Company determined that the fair value of the assets acquired and liabilities assumed was $23,374, including the fair value of the noncontrolling interest in Brand 24 of $9,846, which is reflected in the stockholders’ equity section of the unaudited condensed consolidated balance sheet as of June 30, 2025. The fair value of the noncontrolling interest on the closing date was estimated considering the implied enterprise value and the acquired percentage of Brand 24. The fair value of deferred purchase payments represents the fair value of two payments of $1,500 each, the first of which was paid in December 2024. The second payment is due November 12, 2025 and is included in other current liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2025. The deferred purchase payments accrue interest of 2.5% per year.
The table below summarizes the Company’s purchase price allocation. The allocation of the purchase price was final as of April 29, 2025.

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
Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of June 30, 2025
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.3	$9,135	$(3,784)	$5,351
Trade name	2.6	5,720	(2,825)	2,895
Content	2.2	3,178	(2,120)	1,058
Customer relationships	4.8	13,153	(3,008)	10,145
Capitalized internal-use software	2.6	22,049	(6,181)	15,868
Total as of June 30, 2025		$53,235	$(17,918)	$35,317

	As of December 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.8	$8,671	$(2,787)	$5,884
Trade name	3.3	5,324	(2,309)	3,015
Content	2.5	3,142	(1,695)	1,447
Customer relationships	5.3	12,058	(1,790)	10,268
Capitalized internal-use software	2.6	15,803	(4,362)	11,441
Total as of December 31, 2024		$44,998	$(12,943)	$32,055

During the three and six months ended June 30, 2025, the Company capitalized $3,653 and $6,532 of internal-use software development costs, respectively, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets and recorded amortization expense associated with its capitalized software development costs of $677 and $1,819, respectively. During the three and six months ended June 30, 2024, the Company capitalized $2,354 and $4,369 of internal-use software development costs, respectively, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets and recorded amortization expense associated with its capitalized software development costs of $458 and $904, respectively.
Amortization expense for acquired intangible assets was $1,432 and $2,811 for the three and six months ended June 30, 2025, respectively. Amortization expense for acquired intangible assets was $890 and $1,582 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, future amortization expense is expected to be as follows:

Amount
Remainder of 2025	$4,619
2026	8,335
2027	5,989
2028	3,589
2029	2,396
Thereafter	10,389
Total	$35,317
Goodwill
The changes in the carrying value of goodwill during the six months ended June 30, 2025 were as follows:

Amount
Balance as of January 1, 2025	$56,139
Foreign currency translation adjustment	3,785
Balance as of June 30, 2025	$59,924
10.Accrued expenses
Accrued expenses consist of the following:

	As of
	June 30, 2025	December 31, 2024
Employee compensation	$7,473	$8,672
Income taxes payable	1,650	2,118
Other taxes payable	9,644	8,707
Vacation reserves	1,236	526
Other	624	193
Total accrued expenses	$20,627	$20,216
11.Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three and six months ended June 30, 2025, the Company recorded provisions for income taxes of $4,719 and $8,162, respectively. For the three and six months ended June 30, 2024, the Company recorded provisions for income taxes of $4,649 and $7,753, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 differs from the U.S. statutory rate due primarily to the impact of earnings in foreign jurisdictions, differences between book and tax treatment of equity awards, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
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

12.Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of June 30, 2025, the Company had reserved the following shares of common stock for future issuance pursuant to the 2021 Stock Option and Incentive Plan (the “2021 Plan”):

Options outstanding	4,914,186
Common stock reserved for future issuance	13,009,682
Restricted stock units and performance stock units outstanding	11,423,011
Total authorized shares of common stock reserved for future issuance	29,346,879
The Company has two classes of authorized common stock: Class A common stock and Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time and upon certain other events. During the three months ended June 30, 2025, zero shares of Class B Common Stock were converted to Class A Common Stock. During the six months ended June 30, 2025, a total of 100,800 shares of Class B Common Stock were converted to Class A Common Stock.
13.Stock-Based Compensation
The Company recorded stock-based compensation expense of $13,436 and $22,548 during the three and six months ended June 30, 2025, respectively, and recorded $7,166 and $12,281 during the three and six months ended June 30, 2024, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$116	$59	$160	$98
Sales and marketing	2,260	1,209	3,887	1,979
Research and development	3,917	1,371	6,383	2,007
General and administrative	7,143	4,527	12,118	8,197
Total stock-based compensation	$13,436	$7,166	$22,548	$12,281
14.Commitments and Contingencies
Data Providers
The Company has commitments with certain data providers expiring at various dates through 2026. As of June 30, 2025, future commitments for data services are as follows:

As of June 30, 2025
Remainder of 2025	$6,742
2026	225
2027 and thereafter	—
Total	$6,967
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements is unlimited. Based on historical experience and information known as of June 30, 2025, the Company has not incurred any costs for the above guarantees and indemnities.
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
15.Components of Other Income, Net
The components of other income, net, for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency exchange (loss) gain	$(328)	$128	$108	$573
Interest income, net	2,520	2,554	5,044	5,286
Change in fair value of convertible debt securities and investment loan receivables	107	—	1,271	—
Other, net	(12)	(66)	36	396
Other income, net	$2,287	$2,616	$6,459	$6,255
16.Segment and Geographic Information
Disclosure requirements about segments of an enterprise and related information establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company and the CODM view the Company’s operations and manage its business as one operating segment. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company’s CODM assesses the Company’s performance and evaluates the allocation of resources on a consolidated basis. There is no expense or asset information, other than those included in the reconciliation below or disclosed in the unaudited consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net (loss) income. The CODM considers consolidated net (loss) income in evaluating the results of the Company, making decisions about the Company’s resource allocation, and in the forecasting process. Since the Company operates as one operating segment, segment asset information can be found in the unaudited consolidated financial statements. Significant segment expenses and other segment information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$108,892	$90,951	$213,910	$176,763
Less:
Cost of revenue (a)	19,899	14,263	38,543	28,433
Sales (a)	21,107	15,388	41,071	30,523
Marketing (a)	20,393	17,079	39,455	33,405
Research and development (a)	19,695	17,917	38,957	34,585
General and administrative (a)	15,841	14,117	31,715	27,893
Other segment items (b)	16,302	8,793	28,588	17,062
Other income, net	(2,287)	(2,616)	(6,459)	(6,255)
Provision for income taxes	4,719	4,649	8,162	7,753
Net (loss) income	$(6,777)	$1,361	$(6,122)	$3,364
(a) Excludes stock-based compensation, amortization of acquired intangible assets, restructuring and other costs, and acquisition-related costs.
(b) Other segment items include those noted in (a) above.
Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
United States	$47,167	$42,696	$93,104	$83,342
United Kingdom	9,320	8,574	18,565	16,898
Other	52,405	39,681	102,241	76,523
Total revenue	$108,892	$90,951	$213,910	$176,763
Property and equipment, net by geographic location consists of the following:

	As of
	June 30, 2025	December 31, 2024
Property and equipment, net:
United States	$2,643	$2,960
Netherlands	1,740	1,775
Spain	1,208	862
Other	1,082	937
Total assets	$6,673	$6,534

17.Subsequent Events
On July 31, 2025, a special committee composed of independent members of our board of directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s outstanding Class A common stock. Under this new program, the Company may purchase its Class A common stock from time to time on the open market (including pursuant to Rule 10b5-1 trading plans), through privately negotiated transactions, or other available legally permissible means, each in compliance with Rule 10b-18 under the Exchange Act. The share repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice, subject to the discretion of the Company’s management. The number of shares to be repurchased will depend on market conditions and other factors.

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
Company Overview
We are a leading online visibility management software-as-a-service (“SaaS”) platform. We enable companies globally to identify and reach the right audience for their content, in the right context, and through the right channels. Our platform utilizes data and intelligence at the core surrounded by AI-powered interconnected hubs focused on AI optimization, search engine optimization, paid advertising, social media management, local marketing, brand marketing, and content marketing. Each of these marketing channel hubs is uniquely designed to ensure our customers can analyze, enhance and measure website navigation and performance, content relevance and authority, and overall prospective customer interests and engagement, and most importantly show how each channel is connected to the others to provide a much needed means for our customers to optimize returns on their investments.
We generate nearly all of our revenue from subscriptions to our online visibility management SaaS platform under a SaaS model and other products. Subscription revenue is recognized ratably over the contract term beginning on the date on which we provide the customer access to our platform.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the United States and United Kingdom, generating combined revenues of $56.5 million and $111.7 million for the three and six months ended June 30, 2025, respectively, and $51.3 million and $100.2 million for the three and six months ended June 30, 2024, respectively.
We have one reportable segment. See Note 16 “Segment and Geographic Information” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
As of June 30, 2025, we operate subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, the United Kingdom, and Vietnam.

Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software, particularly enterprise and artificial intelligence solutions, to accelerate adoption of our platform and products. Our recurring subscription model provides significant visibility into our future results and we believe Annual Recurring Revenue (“ARR”) is the best indicator of the scale of our platform and products, while mitigating fluctuations due to seasonality and contract term. We define ARR as the total subscription revenue as of a given date that we expect to contractually receive over the subsequent 12 months from customers on an annualized basis, assuming no increases, reductions or cancellations.
This ARR definition was updated in our Annual Report on Form 10-K for the period ended December 31, 2024 to simplify the explanation of our calculation around the treatment of monthly and longer-term contracts, and to be more consistent with other SaaS businesses, which we believe improves the ability for investors to compare our metric against other businesses. Additionally, our definition was updated to note that we do not assume there will be any increases, reductions, or cancellations. Given our efforts to retain and win back customers, and our belief that we will be successful in many of those retention efforts, we believe the updated definition is more accurate. We did not recast ARR results to conform ARR under the prior definition to the updated definition as there is no variance between the two definitions for the periods presented.
As of June 30, 2025, we had $435.3 million in ARR from approximately 116,000 paying customers, an increase from $377.7 million in ARR as of June 30, 2024 from approximately 116,000 paying customers. During the three months ended June 30, 2025, we experienced a decrease of approximately 2,000 paying customers. This decrease was primarily attributable to softness at the lower end of the market where our customer segment includes freelancers and less sophisticated users who have historically had the highest churn rate of our customer cohorts. We believe this softness is attributable to macro-economic pressures and increases in paid search cost-per-click in the fiscal quarter.
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
Our sales team is largely focused on driving account expansion by encouraging our customers to fully recognize the potential benefit from our comprehensive platform and the additional features and functionalities available in our Enterprise SEO and AI Optimization (“AIO”) solutions. As a result, we continue to see increased momentum cross-selling our broader digital marketing platform within our existing customer base. Our customer cohorts typically experience their lowest dollar-based net revenue retention rate during their second full year after becoming a customer, after which the dollar-based net revenue retention rate typically improves and we are able to drive increased spending across the remaining customers within the cohort.

Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of June 30, 2025 and December 31, 2024 was approximately 105% and 106%, respectively.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform and products. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of June 30, 2025 and June 30, 2024 was $3,756 and $3,253, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
Sustaining Product and Technology Innovation
We have a strong track record of developing new products that have high adoption rates among our paying customers. Our product development organization plays a critical role in continuing to enhance the effectiveness and differentiation of our technology in an evolving landscape and maximizing retention of our existing customers. We intend to continue investing in product development and Generative AI to improve our data assets, expand our products and enhance our technological capabilities. We have recently expanded our offerings to include Enterprise AIO, a Semrush Enterprise solution that provides businesses with the tools to track, control, and optimize brand presence across AI-powered search platforms, and AI Toolkits, an AI-powered, all-in-one platform that provides businesses with streamlined workflows, centralized marketing tools, and the ability to drive measurable performance.
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

	Six Months Ended June 30, (in thousands)
	2025	2024
(Loss) income from operations	$(4,419)	$4,862
Stock-based compensation expense	22,548	12,281
Amortization of acquired intangibles	2,811	1,582
Restructuring and other costs	2,400	2,124
Acquisition-related costs, net	829	1,075
Non-GAAP income from operations	$24,169	$21,924

The following table sets forth a reconciliation of our (loss) income from operations (as a percentage of revenue) to non-GAAP income from operations margin (percentage amounts may not sum due to rounding):

	Six Months Ended June 30,
	2025	2024
(Loss) income from operations (as a percentage of revenue)	(2.1)%	2.8%
Stock-based compensation expense (as a percentage of revenue)	10.5%	6.9%
Amortization of acquired intangibles (as a percentage of revenue)	1.3%	0.9%
Restructuring and other costs (as a percentage of revenue)	1.1%	1.2%
Acquisition-related costs, net (as a percentage of revenue)	0.4%	0.6%
Non-GAAP income from operations margin	11.3%	12.4%
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

	Six Months Ended June 30, (in thousands)
	2025	2024
Net cash provided by operating activities	$22,793	$26,922
Net cash used in investing activities	(17,029)	(6,187)
Net cash (used in) provided by financing activities	(1,077)	2,560
Effect of exchange rate changes on cash and cash equivalents	760	(614)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,447	$22,681

	Six Months Ended June 30, (in thousands)
	2025	2024
Net cash provided by operating activities	$22,793	$26,922
Purchases of property and equipment	(1,329)	(2,906)
Capitalization of internal-use software costs	(6,532)	(4,369)
Free cash flow	$14,932	$19,647

The following table sets forth a reconciliation of our net cash provided by operating activities (as a percentage of revenue) to free cash flow margin (percentage amounts may not sum due to rounding):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities (as a percentage of revenue)	10.7%	15.2%
Purchases of property and equipment (as a percentage of revenue)	(0.6)%	(1.6)%
Capitalization of internal-use software costs (as a percentage of revenue)	(3.1)%	(2.5)%
Free cash flow margin	7.0%	11.1%
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
Research and Development
Research and development expenses primarily consist of personnel and related costs, including salaries, benefits, incentive compensation, stock-based compensation, and allocated overhead costs. Research and development expenses also include depreciation expense and other expenses associated with product development. Other than internal-use software costs that qualify for capitalization, research and development costs are expensed as incurred. We plan to increase the dollar amount of our investment in research and development for the foreseeable future as we focus on developing new AI-specific products, features, and enhancements to our platform. We believe these investments will improve customer experience, make our platform more attractive to new paying customers, and provide us with opportunities to expand sales to existing paying customers and convert free customers to paying customers.
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
Other Income, Net
Included in other income, net are foreign currency transaction gains and losses. The functional currencies of our international locations are the local currencies for these regions. Any differences resulting from the re-measurement of assets and liabilities denominated in a currency other than the functional currency are recorded within other income, net. We continue to expect our foreign currency exchange gains and losses to continue to fluctuate in the future as foreign currency exchange rates change.
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

Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based on our recent financial performance, and expected long-term future projections, we believe we may be able to record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Our tax expense for the three and six months ended June 30, 2025 and 2024 primarily relates to increased profits in our foreign subsidiaries, the non-deductibility of certain equity awards and the requirement to capitalize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act, or the “OBBBA”, was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our consolidated financial statements.

Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$108,892	$90,951	$213,910	$176,763
Cost of revenue (1)	21,110	14,957	40,981	29,602
Gross profit	87,782	75,994	172,929	147,161
Operating expenses
Sales and marketing (1)	45,011	35,000	86,318	68,921
Research and development (1)	23,801	19,288	45,713	36,592
General and administrative (1)	23,315	18,312	45,317	36,786
Total operating expenses	92,127	72,600	177,348	142,299
(Loss) income from operations	(4,345)	3,394	(4,419)	4,862
Other income, net	2,287	2,616	6,459	6,255
Income before income taxes	(2,058)	6,010	2,040	11,117
Provision for income taxes	4,719	4,649	8,162	7,753
Net (loss) income	(6,777)	1,361	(6,122)	3,364
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(210)	(298)	(404)	(433)
Net (loss) income attributable to Semrush Holdings, Inc.	$(6,567)	$1,659	$(5,718)	$3,797
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue	$116	$59	$160	$98
Sales and marketing	2,260	1,209	3,887	1,979
Research and development	3,917	1,371	6,383	2,007
General and administrative	7,143	4,527	12,118	8,197
Total stock-based compensation	$13,436	$7,166	$22,548	$12,281

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	19%	16%	19%	17%
Gross profit	81%	84%	81%	83%
Operating expenses
Sales and marketing	41%	38%	40%	39%
Research and development	22%	21%	21%	21%
General and administrative	21%	20%	21%	21%
Total operating expenses	85%	79%	83%	81%
(Loss) income from operations	(4)%	4%	(2)%	3%
Other income, net	2%	3%	3%	4%
(Loss) income before income taxes	(2)%	7%	1%	6%
Provision for income taxes	4%	5%	4%	4%
Net (loss) income	(6)%	1%	(3)%	2%
Net loss attributable to noncontrolling interest in consolidated subsidiaries	—%	—%	—%	—%
Net (loss) income attributable to Semrush Holdings, Inc.	(6)%	2%	(3)%	2%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue
Our revenue during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$108,892	$90,951	$17,941	20%	$213,910	$176,763	$37,147	21%

For the three and six months ended June 30, 2025 revenue increased by $17.9 million and $37.1 million, respectively. The majority of this increase was driven by strong upsell and cross sell activity. This trend is also reflected in the growth of ARR per paying customer to $3,756 as of June 30, 2025 from $3,253 as of June 30, 2024.

Revenue based upon the locations of our paying customers during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue:
United States	$47,167	$42,696	$93,104	$83,342
United Kingdom	9,320	8,574	18,565	16,898
Other	52,405	39,681	102,241	76,523
Total revenue	$108,892	$90,951	$213,910	$176,763

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$108,892	$90,951	$17,941	20%	$213,910	$176,763	$37,147	21%
Cost of revenue	$21,110	$14,957	$6,153	41%	$40,981	$29,602	$11,379	38%
Gross profit	$87,782	$75,994	$11,788	16%	$172,929	$147,161	$25,768	18%
Gross margin	81%	84%			81%	83%

For the three months ended June 30, 2025, cost of revenue increased by $6.2 million compared to the corresponding period of the prior year. This increase is primarily driven by a $3.0 million increase in integration and data costs, a $0.8 million increase in personnel costs, a $0.6 million increase in depreciation and amortization costs, a $0.6 million increase in hosting fees, and a $0.3 million increase in merchant fees.
For the six months ended June 30, 2025, cost of revenue increased by $11.4 million compared to the corresponding period of the prior year. This increase is primarily driven by a $5.0 million increase in integration and data costs, a $2.1 million increase in depreciation and amortization costs, a $1.6 million increase in personnel costs, a $0.8 million increase in merchant fees, and a $0.7 million increase in hosting fees.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$45,011	$35,000	$10,011	29%	$86,318	$68,921	$17,397	25%
Percentage of total revenue	41%	38%			40%	39%
For the three months ended June 30, 2025, sales and marketing expense increased by $10.0 million compared to the corresponding period of the prior year. This increase was primarily driven by a $8.1 million increase in personnel costs as a result of higher wage and stock-based compensation driven by a 16% increase in headcount compared to the corresponding period of the prior year, a $1.1 million increase in advertising costs, and a $0.7 million increase in allocable overhead costs.
For the six months ended June 30, 2025, sales and marketing expense increased by $17.4 million compared to the corresponding period of the prior year. This increase was primarily driven by a $13.3 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 16% increase in headcount compared to the corresponding period of the prior year, a $1.7 million increase in advertising costs, a $1.6 million increase in allocable overhead costs, and a $0.8 million increase from other costs.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$23,801	$19,288	$4,513	23%	$45,713	$36,592	$9,121	25%
Percentage of total revenue	22%	21%			21%	21%
For the three months ended June 30, 2025, research and development expense increased by $4.5 million compared to the corresponding period of the prior year, primarily as a result of a $4.8 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 12% increase in headcount compared to the corresponding period of the prior year.
For the six months ended June 30, 2025, research and development expense increased by $9.1 million compared to the corresponding period of the prior year, primarily as a result of a $9.2 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 12% increase in headcount compared to the corresponding period of the prior year.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$23,315	$18,312	$5,003	27%	$45,317	$36,786	$8,531	23%
Percentage of total revenue	21%	20%			21%	21%
For the three months ended June 30, 2025, general and administrative expense increased by $5.0 million compared to the corresponding period of the prior year. This increase was primarily driven by a $5.5 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 19% increase in headcount compared to the corresponding period of the prior year. These increases were partially offset by a $0.4 million decrease in professional service costs.
For the six months ended June 30, 2025, general and administrative expense increased by $8.5 million compared to the corresponding period of the prior year. This increase was primarily driven by a $9.4 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 20% increase in headcount compared to the corresponding period of the prior year and a $0.9 increase to other costs. These increases were partially offset by a $1.6 million decrease in overhead costs allocated to general and administrative expenses.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$2,287	$2,616	$(329)	(13)%	$6,459	$6,255	$204	3%
Percentage of total revenue	2%	3%			3%	4%
For the three months ended June 30, 2025, other income, net decrease by $0.3 million compared to the corresponding period of the prior year. This decrease was primarily driven by a $0.5 million unfavorable change in foreign currency exchange (loss) gain.
For the six months ended June 30, 2025, other income, net increased by $0.2 million compared to the corresponding period of the prior year. This increase was primarily driven by a $1.3 million increase in fair value adjustments relating to convertible debt securities and investment loan receivables (See Note 5 “Fair Value Measurement” and Note 7 “Other assets” to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for more information). This increase was partially offset by a $0.5 million unfavorable change in foreign currency exchange (loss) gain and a $0.2 decrease in interest income, net.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$4,719	$4,649	$70	2%	$8,162	$7,753	$409	5%
Percentage of total revenue	4%	5%			4%	4%
The increase in the provision for income taxes for the three and six months ended June 30, 2025 compared to the corresponding periods of the prior year was primarily due to the effects of changes in the tax provision recorded on the earnings of our profitable foreign subsidiaries, restrictions on the deductibility of equity awards, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $54.3 million, short-term investments of $204.2 million, and accounts receivable of $14.2 million.
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
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs, online advertising, and hosting costs.
Net cash provided by operating activities during the six months ended June 30, 2025 was $22.8 million. The activity resulted from a net loss of $6.1 million adjusted for non-cash add backs of $37.0 million and a net cash outflow of $8.1 million from changes in operating assets and liabilities during the six months ended June 30, 2025. Non-cash charges primarily consisted of $22.5 million of stock-based compensation expense, $7.0 million for amortization of deferred contract acquisition costs related to capitalized commissions, $6.3 million for depreciation and amortization expense, and $2.5 million in non-cash lease expense. The changes in operating assets and liabilities were primarily the result of a $9.4 million increase in deferred revenue and a $2.6 million increase in accounts payable. These inflows were partially offset by a $7.6 million increase in deferred contract costs, a $5.4 million increase in accounts receivable, a $4.2 million increase in prepaid expenses and other current assets, and a $2.9 million decrease in operating lease liabilities.
Net cash provided by operating activities during the six months ended June 30, 2024 was $26.9 million. The activity resulted from a net income of $3.4 million adjusted for non-cash add backs of $24.0 million and a net cash outflow of $0.4 million from changes in operating assets and liabilities during the six months ended June 30, 2024. Non-cash charges primarily consisted of $12.3 million of stock-based compensation expense and $6.1 million for amortization of deferred contract acquisition costs related to capitalized commissions. The changes in operating assets and liabilities were primarily the result of a $6.1 million increase in deferred contract costs, a $4.0 million increase in prepaid expenses and other current assets, a $2.1 million decrease in operating lease liability, and a $0.8 million increase in accounts receivable. These outflows were partially offset by a $7.4 million increase in deferred revenue, a $2.9 million increase in accrued expenses, and a $1.9 million increase in accounts payable.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $17.0 million and primarily consisted of $61.5 million in purchases of short-term investments, $6.5 million in capitalization of internal-use software costs, $1.3 million in purchases of property and equipment, and $1.1 million in cash paid for businesses, net of cash acquired, and $0.2 million in purchases of noncontrolling interest. These outflows were partially offset by $46.0 million in proceeds from sales and maturities of short-term investments and $7.7 million in proceeds from the repayment of investment loan receivables.
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
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $1.1 million and consisted of $1.1 million in repayment of acquired debt, $0.4 million for taxes paid related to net share settlement of equity awards and $0.2 million of cash outflows related to the payment of finance leases, partially offset by $0.6 million in proceeds relating to the exercise of stock options.
Net cash provided by financing activities for the six months ended June 30, 2024 was $2.6 million and consisted of $3.1 million relating to the exercise of stock options partially offset by $0.5 million of cash outflows related to the payment of finance leases.
Share Repurchase Program
On July 31, 2025, a special committee comprised of independent members of our board of directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s outstanding Class A common stock (the “2025 Repurchase Program”). Under this inaugural program, the Company may purchase its Class A common stock from time to time on the open market (including pursuant to Rule 10b5-1 trading plans), through privately negotiated transactions, or other available legally permissible means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure continues to primarily be a result of fluctuations in foreign currency exchange rates, interest rates, and inflation. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments, commercial paper, and money market funds. As of June 30, 2025 we had cash, cash equivalents, and short-term investments of $258.5 million. See Note 3 “Cash, Cash Equivalents, Restricted Cash, and Investments” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an overview of investment balances. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk
While we have some foreign currency risk related to a small amount of sales denominated in euros, we are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, in the fiscal quarter ended June 30, 2025, we experienced negative impacts on our non-GAAP income from operations margin, and we expect to continue to have foreign currency risk related to expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe, where our expenses are incurred in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $6.5 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than the risk factors set forth below, there have been no material changes from the description of certain risks and uncertainties associated with our business that we included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Risk Factors”). You should carefully consider the Risk Factors before making a decision to invest in our securities.
Risks Related to Ownership of Our Class A Common Stock
We cannot guarantee that our share repurchase program will be consummated at favorable prices or fully consummated, or that the program will enhance long-term shareholder value; and share repurchases could increase the volatility of the trading price of our Class A common stock and diminish our cash reserves.
In August 2025, we announced a share repurchase program (the “2025 Repurchase Program”) under which we are authorized, but not obligated, to purchase up to $150.0 million of our outstanding Class A common stock from time to time on the open market (including pursuant to Rule 10b5-1 trading plans), through privately negotiated transactions, or other available legally permissible means. Our 2025 Repurchase Program does not have a time limit, does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time without prior notice, subject to the discretion of the Company’s management.
There are no guarantees that we will repurchase shares at favorable prices; and the amount, the frequency, and execution of our share repurchases pursuant to the 2025 Repurchase Program may fluctuate based on our operating results, cash flows, shifting priorities for the use of cash for other purposes such as operational needs, strategic investments and acquisitions, and other capital spending, and other external factors such as changes to tax laws, unfavorable market conditions, and the price of our common stock. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, and reduce our cash reserves, which may result in a lower market valuation of our common stock and may not enhance long-term shareholder value or have a positive impact on earnings per share.

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
Issuer Purchases of Equity Securities
None.
Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Third Amended and Restated Bylaws of the Registrant

3.3 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

4.1(4)	Form of Class A common stock certificate of the Registrant

10.1#*	Employment Agreement between the Registrant and Brian Mulroy, amended and restated as of May 19, 2025

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

SEMRUSH HOLDINGS, INC.

August 7, 2025	By:	/s/ William Wagner
William Wagner
Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)