Form 10-Q
period 2025-09-30
SEMrush Holdings, Inc.
filed 2025-11-10
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of October 31, 2025, there were 128,163,859 shares of the registrant’s Class A Common Stock and 21,019,818 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024	2
	Unaudited Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	43
	Part II. Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
	Signatures	47

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$80,780	$48,875
Short-term investments	194,916	186,693
Accounts receivable	17,025	8,955
Deferred contract costs, current portion	11,206	10,044
Prepaid expenses and other current assets	19,947	21,617
Total current assets	323,874	276,184
Property and equipment, net	6,030	6,534
Operating lease right-of-use assets	12,690	11,126
Intangible assets, net	37,323	32,055
Goodwill	59,812	56,139
Deferred contract costs, net of current portion	4,253	3,080
Other long-term assets	6,430	5,825
Total assets	$450,412	$390,943
Liabilities, noncontrolling interest, and stockholders' equity
Current liabilities
Accounts payable	$20,878	$10,463
Accrued expenses	25,872	20,216
Deferred revenue	83,596	71,827
Current portion of operating lease liabilities	5,462	4,669
Other current liabilities	5,467	6,913
Total current liabilities	141,275	114,088
Deferred revenue, net of current portion	469	235
Deferred tax liability	1,541	1,621
Operating lease liabilities, net of current portion	8,482	7,602
Other long-term liabilities	97	1,045
Total liabilities	151,864	124,591
Commitments and contingencies (Note 14)
Stockholders' equity
Class A common stock, $0.00001 par value - 1,000,000 shares authorized, and 127,988 shares issued and outstanding as of September 30, 2025; 125,834 shares issued and outstanding as of December 31, 2024	1	1
Class B common stock, $0.00001 par value - 160,000 shares authorized, and 21,020 shares issued and outstanding as of September 30, 2025; 21,009 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	358,060	322,586
Accumulated other comprehensive income (loss)	3,243	(2,221)
Accumulated deficit	(71,621)	(63,762)
Total stockholders' equity attributable to Semrush Holdings, Inc.	289,683	256,604
Noncontrolling interest in consolidated subsidiaries	8,865	9,748
Total stockholders’ equity	298,548	266,352
Total liabilities, noncontrolling interest and stockholders' equity	$450,412	$390,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$112,075	$97,410	$325,985	$274,173
Cost of revenue	22,220	17,063	63,201	46,665
Gross profit	89,855	80,347	262,784	227,508
Operating expenses
Sales and marketing	44,341	35,689	130,659	104,610
Research and development	25,708	22,183	71,421	58,775
General and administrative	24,296	20,770	69,613	57,556
Total operating expenses	94,345	78,642	271,693	220,941
(Loss) income from operations	(4,490)	1,705	(8,909)	6,567
Other income, net	2,160	2,912	8,619	9,167
(Loss) income before income taxes	(2,330)	4,617	(290)	15,734
Provision for income taxes	65	3,899	8,227	11,652
Net (loss) income	(2,395)	718	(8,517)	4,082
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(254)	(376)	(658)	(809)
Net (loss) income attributable to Semrush Holdings, Inc.	$(2,141)	$1,094	$(7,859)	$4,891

Net (loss) income attributable to Semrush Holdings, Inc. per share attributable to common stockholders—basic:	$(0.01)	$0.01	$(0.05)	$0.03
Net (loss) income attributable to Semrush Holdings, Inc. per share attributable to common stockholders—diluted:	$(0.01)	$0.01	$(0.05)	$0.03

Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—basic:	148,824	146,436	148,122	145,563
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—diluted:	148,824	149,427	148,122	148,653

Net (loss) income	$(2,395)	$718	$(8,517)	$4,082
Other comprehensive (loss) income:
Foreign currency translation adjustments	229	1,358	4,599	754
Unrealized gain on investments	152	2,626	865	1,698
Comprehensive (loss) income	$(2,014)	$4,702	$(3,053)	$6,534
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiaries	(254)	(376)	(658)	(809)
Comprehensive (loss) income attributable to Semrush Holdings, Inc.	$(1,760)	$5,078	$(2,395)	$7,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to Semrush Holdings, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balances at December 31, 2023	$—	120,629,147	$1	23,482,057	$—	$291,898	$(752)	$(71,998)	$219,149	$5,166	$224,315
Issuance of common stock upon exercise of stock options	—	469,879	—	—	—	844	—	—	844	—	844
Issuance of common stock upon vesting of restricted stock units	—	145,844	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	5,115	—	—	5,115	—	5,115
Cumulative translation adjustment	—	—	—	—	—	—	(485)	—	(485)	—	(485)
Unrealized loss on investments	—	—	—	—	—	—	(744)	—	(744)	—	(744)
Net income	—	—	—	—	—	—	—	2,138	2,138	—	2,138
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(135)	(135)
Balances at March 31, 2024	—	121,244,870	1	23,482,057	—	297,857	(1,981)	(69,860)	226,017	5,031	231,048
Conversion of Class B Common Stock to Class A Common Stock	—	409,801	—	(409,801)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	720,880	—	—	—	2,209	—	—	2,209	—	2,209
Issuance of common stock upon vesting of restricted stock units	—	685,891	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	7,015	—	—	7,015	—	7,015
Cumulative translation adjustment	—	—	—	—	—	—	(119)	—	(119)	—	(119)
Unrealized loss on investments	—	—	—	—	—	—	(184)	—	(184)	—	(184)
Net income	—	—	—	—	—	—	—	1,659	1,659	—	1,659
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(228)	(228)
Acquisition of redeemable noncontrolling interest (See Note 9)	9,846	—	—	—	—	—	—	—	—	—	—
Net loss attributable to redeemable noncontrolling interest	(70)	—	—	—	—	—	—	—	—	—	—
Reclassification for Tender Offer obligations (See Note 9)	(2,021)	—	—	—	—	—	—	—	—	—	—
Recording of redeemable noncontrolling interest at redemption value (See Note 9)	978	—	—	—	—	(978)	—	—	(978)	—	(978)
Balances at June 30, 2024	8,733	123,061,442	1	23,072,256	—	306,103	(2,284)	(68,201)	235,619	4,803	240,422
Issuance of common stock upon exercise of stock options	—	273,882	—	—	—	647	—	—	647	—	647
Issuance of common stock upon vesting of restricted stock units	—	165,102	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	7,174	—	—	7,174	—	7,174
Cumulative translation adjustment	—	—	—	—	—	—	1,358	—	1,358	—	1,358
Unrealized gain on investments	—	—	—	—	—	—	2,626	—	2,626	—	2,626
Net Income	—	—	—	—	—	—	—	1,094	1,094	—	1,094
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(376)	(376)
Reclassification for Tender Offer obligations (See Note 9)	(1,615)	—	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interest to noncontrolling interest	(7,118)	—	—	—	—	—	—	—	—	7,118	7,118
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	—	(1,068)	(1,068)
Balances at September 30, 2024	—	123,500,426	$1	23,072,256	$—	$313,924	$1,700	$(67,107)	$248,518	$10,477	$258,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable to Semrush Holdings, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	125,833,872	$1	21,009,210	$—	$322,586	$(2,221)	$(63,762)	$256,604	$9,748	$266,352
Conversion of Class B Common Stock to Class A Common Stock	100,800	—	(100,800)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	52,666	—	111,408	—	365	—	—	365	—	365
Issuance of common stock upon vesting of restricted stock units	643,823	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,966	—	—	8,966	—	8,966
Cumulative translation adjustment	—	—	—	—	—	1,320	—	1,320	—	1,320
Unrealized gain on investments	—	—	—	—	—	590	—	590	—	590
Net income	—	—	—	—	—	—	849	849	—	849
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(194)	(194)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	(90)	(90)
Balances at March 31, 2025	126,631,161	1	21,019,818	—	331,917	(311)	(62,913)	268,694	9,464	278,158
Issuance of common stock upon exercise of stock options	114,295	—	—	—	283	—	—	283	—	283
Issuance of common stock upon vesting of restricted stock units	662,236	—	—	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	64,637	—	—	—	(426)	—	—	(426)	—	(426)
Stock-based compensation expense	—	—	—	—	13,342	—	—	13,342	—	13,342
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	548	—	—	548	—	548
Cumulative translation adjustment	—	—	—	—	—	3,050	—	3,050	—	3,050
Unrealized gain on investments	—	—	—	—	—	123	—	123	—	123
Net loss	—	—	—	—	—	—	(6,567)	(6,567)	—	(6,567)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(210)	(210)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	(134)	(134)
Balances at June 30, 2025	127,472,329	1	21,019,818	—	345,664	2,862	(69,480)	279,047	9,120	288,167
Issuance of common stock upon exercise of stock options	108,402	—	—	—	217	—	—	217	—	217
Issuance of common stock upon vesting of restricted stock units	280,277	—	—	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of restricted stock units	126,971	—	—	—	(760)	—	—	(760)	—	(760)
Stock-based compensation expense	—	—	—	—	12,866	—	—	12,866	—	12,866
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	73	—	—	73	—	73
Cumulative translation adjustment	—	—	—	—	—	229	—	229	—	229
Unrealized gain on investments	—	—	—	—	—	152	—	152	—	152
Net loss	—	—	—	—	—	—	(2,141)	(2,141)	—	(2,141)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(254)	(254)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	(1)	(1)
Balances at September 30, 2025	127,987,979	$1	21,019,818	$—	$358,060	$3,243	$(71,621)	$289,683	$8,865	$298,548
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
Operating Activities	2025	2024
Net (loss) income	$(8,517)	$4,082
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization expense	9,895	7,094
Amortization of deferred contract costs	10,704	9,163
Amortization (accretion) of premiums and discounts on investments	(2,005)	(2,551)
Non-cash lease expense	3,689	3,431
Stock-based compensation expense	35,522	19,856
Change in fair value included in other income, net	(1,083)	(633)
Deferred taxes	(211)	(286)
Other non-cash items	1,366	1,457
Changes in operating assets and liabilities
Accounts receivable	(8,302)	(301)
Deferred contract costs	(13,038)	(8,980)
Prepaid expenses and other current assets	(6,085)	(3,495)
Accounts payable	10,252	1,939
Accrued expenses	5,199	1,296
Deferred revenue	11,496	6,852
Other liabilities	(219)	(443)
Change in operating lease liability	(3,976)	(3,418)
Net cash provided by operating activities	44,687	35,063
Investing Activities
Purchases of property and equipment	(1,726)	(3,411)
Capitalization of internal-use software costs	(10,987)	(5,842)
Purchases of short-term investments	(71,331)	(136,768)
Proceeds from sales and maturities of short-term investments	66,000	132,500
Purchases of convertible debt securities	—	(3,650)
Funding of investment loan receivables	—	(7,757)
Proceeds from repayment of investment loan receivables	7,757	—
Cash paid for acquisition of assets and businesses, net of cash acquired	(1,647)	(21,082)
Purchases of noncontrolling interest	(224)	(4,870)
Purchases of other investments	—	(196)
Net cash used in investing activities	(12,158)	(51,076)
Financing Activities
Proceeds from exercise of stock options	865	3,700
Taxes paid related to net share settlement of equity awards	(1,186)	—
Repayment of acquired debt	(1,088)	(1,114)
Payment of finance leases	(189)	(577)
Net cash (used in) provided by financing activities	(1,598)	2,009
Effect of exchange rate changes on cash and cash equivalents	974	424
Increase in cash, cash equivalents and restricted cash	31,905	(13,580)
Cash, cash equivalents and restricted cash, beginning of period	49,060	58,848
Cash, cash equivalents and restricted cash, end of period	$80,965	$45,268
Supplemental cash flow disclosures
Cash paid for income taxes	$12,295	$11,383
Property and equipment purchases included in accounts payable	$3	$48
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,193	$924
Accrued purchase consideration	$—	$5,101
Unrealized gain on short-term investments	$865	$1,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2025 and 2024
(in thousands, except share and per share data, unless otherwise noted)
1.Overview and Basis of Presentation
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and as of September 30, 2025 has wholly owned subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, the United Kingdom, and Vietnam.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date.
The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2025, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, except as discussed below.
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
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the three and nine months ended September 30, 2025 and 2024, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the three and nine months ended September 30, 2025 and 2024.

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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $12,003 as of September 30, 2025 compared to December 31, 2024. During the three and nine months ended September 30, 2025, $42,806 and $66,909 of revenue was recognized that was included in deferred revenue at the beginning of each respective period. During the three and nine months ended September 30, 2024, $33,911 and $53,716 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of September 30, 2025 was $5,605, of which the Company expects to recognize $5,136 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of September 30, 2025. For performance obligations not satisfied as of September 30, 2025, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2024. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts and expansion to recurring subscription contracts, are deferred and recorded as deferred contract costs in the unaudited condensed consolidated balance sheets and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as deferred contract costs, current portion, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.
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
As of September 30, 2025 and December 31, 2024, no individual customer represented more than 10% of the Company’s accounts receivable. During the three and nine months ended September 30, 2025 and 2024, no individual customer represented more than 10% of the Company’s revenue.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, loan receivables, convertible debt securities, accounts payable, and accrued expenses. The Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The Company has elected the fair value option in respect to the accounting for its loan receivable investments and convertible debt securities, resulting in increases and decreases in the fair value of such investments being recorded to other income, net for each reporting period. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of September 30, 2025 and December 31, 2024, due to the short-term nature of these instruments.
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
The foreign currency exchange (loss) gain included in other income, net for the three months ended September 30, 2025 and 2024 was $(339) and $(236), respectively. The foreign currency exchange (loss) gain included in other income, net for the nine months ended September 30, 2025 and 2024 was $(231) and $337, respectively.

Comprehensive (Loss) Income
Comprehensive (loss) income is comprised of two components: net (loss) income and other comprehensive (loss) income, which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Such changes include the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments was not significant for the three and nine months ended September 30, 2025 and 2024.
Recent Accounting Pronouncements Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software, which amends the accounting framework for capitalizing costs for internal-use software by removing the prescriptive, sequential software development stages from the existing guidance. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted for any interim period. The Company is currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Realized gains and losses are recorded in the unaudited condensed consolidated statements of operations and comprehensive (loss) income based on the specific-identification method. There were no material realized gains or losses on investments for the three and nine months ended September 30, 2025 or 2024. As of September 30, 2025, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for less than twelve months was $33,492. As of September 30, 2025, the Company did not hold any investments in a continuous unrealized loss position for greater than twelve months. As of December 31, 2024, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for less than and greater than twelve months was $47,597 and $38,348, respectively.
Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. For the three and nine months ended September 30, 2025, the Company determined that no impairments were required to be recognized in the unaudited condensed consolidated statements of operations.
The following is a summary of cash, cash equivalents, and short-term investments as of September 30, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Cash and cash equivalents	$80,780	$—	$—	$80,780
Short-term investments:
U.S. treasury securities	184,074	866	(1)	184,939
Commercial paper	9,977	—	—	9,977
Total short-term investments	194,051	866	(1)	194,916
Total cash, cash equivalents and short-term investments	$274,831	$866	$(1)	$275,696

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash and cash equivalents	$48,875	$—	$—	$48,875
Short-term investments:
U.S. treasury securities	186,719	349	(375)	186,693
Total short-term investments	186,719	349	(375)	186,693
Total cash, cash equivalents and short-term investments	$235,594	$349	$(375)	$235,568
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. As of September 30, 2025 and December 31, 2024, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the Company held $90,286 in U.S. treasury securities and commercial paper with maturities within one year and held $104,630 in U.S. treasury securities with maturities after one year and within three years.
Restricted Cash
As of September 30, 2025 and September 30, 2024, restricted cash totaled $185 related to cash held as collateral for a letter of credit related to the contractual provisions for one of the Company’s office leases.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying unaudited condensed consolidated statements of cash flows:

	As of September 30,
	2025	2024
Cash and cash equivalents	$80,780	$45,083
Restricted cash included in "other long-term assets"	185	185
Cash, cash equivalents, and restricted cash	$80,965	$45,268
4.Leases
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,342	$1,415	$4,390	$4,061
Short-term lease cost	224	218	672	629
Variable lease cost	975	1,120	3,160	3,485
Total lease cost	$2,541	$2,753	$8,222	$8,175

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of lease assets	$—	$82	$102	$734
Interest on lease liabilities	—	5	4	20
Total finance lease cost	$—	$87	$106	$754
Weighted-average remaining lease term and discount rate were as follows:

As of September 30,
2025
Weighted-average remaining lease term (in years)
Operating leases	2.9
Weighted-average discount rate
Operating leases	6.4%

Future minimum amounts payable as of September 30, 2025 were as follows:

As of September 30, 2025	Operating Leases
Remainder of 2025	$1,557
2026	6,113
2027	3,928
2028	2,066
Thereafter	590
Total lease payments	14,254
Less: imputed interest	(310)
Total lease liabilities	$13,944
As of September 30, 2025, the Company had no operating leases that had not yet commenced. As of September 30, 2025, the Company had no finance leases that had not yet commenced.
Rent expense related to the Company’s office facilities was $1,566 and $5,062 for the three and nine months ended September 30, 2025, respectively. Rent expense related to the Company’s office facilities was $1,634 and $4,690 for the three and nine months ended September 30, 2024, respectively.
5.Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$42,897	$—	$—	$42,897
U.S. treasury securities	—	184,939	—	184,939
Commercial paper	—	9,977	—	9,977
Convertible debt securities (See Note 7)	—	—	3,995	3,995
Total assets	$42,897	$194,916	$3,995	$241,808

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$6,376	$—	$—	$6,376
U.S. treasury securities	—	186,693	—	186,693
Commercial paper	—	14,918	—	14,918
Convertible debt securities (See Note 7)	—	—	3,593	3,593
Investment loan receivables (See Note 7)	—	—	7,676	7,676
Total assets	$6,376	$201,611	$11,269	$219,256

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
As of September 30, 2025, the Company measured its convertible debt securities (See Note 7 “Other Assets”) on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2024, the Company measured its investment loan receivables and its convertible debt securities (See Note 7 “Other Assets”) on a recurring basis using significant unobservable inputs (Level 3).
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
A rollforward of the fair value measurements of the convertible debt securities for the nine months ended September 30, 2025 is as follows:

Balance as of December 31, 2024	$3,593
Change in fair value included in other income, net	402
Balance as of March 31, 2025	3,995
Change in fair value included in other income, net	107
Balance as of June 30, 2025	4,102
Change in fair value included in other income, net	$(107)
Balance as of September 30, 2025	$3,995
6.Property and Equipment, Net
Property and equipment consists of the following:

	As of
	September 30, 2025	December 31, 2024
Computer equipment	$15,099	$13,707
Furniture and office equipment	2,202	2,033
Leasehold improvements	2,779	2,738
Total property and equipment	20,080	18,478
Less: accumulated depreciation and amortization	(14,050)	(11,944)
Property and equipment, net	$6,030	$6,534

Depreciation and amortization expense related to property and equipment was $729 and $2,412 for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense related to property and equipment was $858 and $2,641 for the three and nine months ended September 30, 2024, respectively.
7.Other Assets
Investments in Convertible Debt
In July 2024, the Company purchased a convertible debt security for a total aggregate investment of $3,000 with a maturity date of July 22, 2027 and annual interest rate of 10%. Interest accrues on the note and becomes payable upon conversion or maturity of the note. This convertible debt security is classified as an available-for-sale security. As of September 30, 2025, the note was included in other long-term assets in the unaudited condensed consolidated balance sheet. The Company accounts for the investment by utilizing the fair value option within ASC 825, Financial Instruments (“ASC 825”), and accounting for the entire hybrid instrument at fair value through other income, net.
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
8.Net (Loss) Income Per Share
For the three and nine months ended September 30, 2025, diluted net loss per share was calculated by dividing net loss attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the period to calculate both basic and diluted net loss per share. The dilutive effect of common stock equivalents has been excluded from the calculation of diluted net loss per share for this period as its effect would have been anti-dilutive due to the net loss attributable to Semrush Holdings, Inc. incurred for the period.
For the three and nine months ended September 30, 2024, diluted net income per share was calculated by dividing net income attributable to Semrush Holdings, Inc. by the weighted-average number of shares of common stock outstanding during the period, including the dilutive impact of stock options and shares of common stock issuable upon the vesting of RSUs. The adjustment to net income attributable to Semrush Holdings, Inc. related to the Company’s redeemable noncontrolling interest was not material and did not impact net income per share for the three and nine months ended September 30, 2024.

The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—basic:	148,824,272	146,436,167	148,122,267	145,563,220
Dilutive effect of share equivalents resulting from stock options	—	1,641,946	—	1,925,296
Dilutive effect of share equivalents resulting from restricted stock awards	—	1,348,552	—	1,164,507
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—diluted:	148,824,272	149,426,665	148,122,267	148,653,023
The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	4,851,658	1,535,122	5,015,600	2,457,405
RSUs and PSUs	7,213,215	28,094	6,501,607	606,029
Total	12,064,873	1,563,216	11,517,207	3,063,434
For the three and nine months ended September 30, 2025, 3,330,169 shares of Class A common stock potentially issuable under Performance Stock Units (“PSUs”) were excluded from the table above, respectively. For the three and nine months ended September 30, 2024, 1,128,021 shares of Class A common stock potentially issuable under PSUs were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $6,174, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of three holdback payments of $250, $200, and $300, respectively, the first of which was paid in the first quarter of 2025. The second payment is due in the fourth quarter of 2025 and the third payment is due in the second quarter of 2026, respectively. These amounts are included within other current liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2025.
The table below summarizes the Company’s purchase price allocation. The allocation of the purchase price is final as of September 30, 2025.

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

Exploding Topics
On August 15, 2024, the Company completed an asset purchase agreement with Backlinko, LLC, doing business as Exploding Topics, to acquire substantially all of the assets of Exploding Topics. The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this asset acquisition was to acquire the traffic generating content of Exploding Topics. The acquisition date fair value of the consideration transferred totaled $2,950 which includes a holdback of $531, half of which was paid in August 2025. The remaining amount is due in August 2026 and is included within other current liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2025.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $10,482, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of two payments of $786 each, one of which was paid in July 2025, and one which will be paid in January 2026. The January 2026 payment amount is included within other current liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2025.

The table below summarizes the Company’s purchase price allocation. The allocation of the purchase price was final as of July 11, 2025.

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
The Company determined that the fair value of the assets acquired and liabilities assumed was $23,374, including the fair value of the noncontrolling interest in Brand 24 of $9,846, which is reflected in the stockholders’ equity section of the unaudited condensed consolidated balance sheet as of September 30, 2025. The fair value of the noncontrolling interest on the closing date was estimated considering the implied enterprise value and the acquired percentage of Brand 24. The fair value of deferred purchase payments represents the fair value of two payments of $1,500 each, the first of which was paid in December 2024. The second payment is due November 12, 2025 and is included in other current liabilities within the unaudited condensed consolidated balance sheet as of September 30, 2025. The deferred purchase payments accrue interest of 2.5% per year.
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
Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of September 30, 2025
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0	$9,261	$(4,236)	$5,025
Trade name	2.4	5,716	(3,077)	2,639
Content	2.2	3,198	(2,338)	860
Customer relationships	4.6	13,100	(3,533)	9,567
Capitalized internal-use software	2.6	26,504	(7,272)	19,232
Total as of September 30, 2025		$57,779	$(20,456)	$37,323

	As of December 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.8	$8,671	$(2,787)	$5,884
Trade name	3.3	5,324	(2,309)	3,015
Content	2.5	3,142	(1,695)	1,447
Customer relationships	5.3	12,058	(1,790)	10,268
Capitalized internal-use software	2.6	15,803	(4,362)	11,441
Total as of December 31, 2024		$44,998	$(12,943)	$32,055

During the three and nine months ended September 30, 2025, the Company capitalized $4,455 and $10,987 of internal-use software development costs, respectively, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets and recorded amortization expense associated with its capitalized software development costs of $1,092 and $2,911, respectively. During the three and nine months ended September 30, 2024, the Company capitalized $1,474 and $5,842 of internal-use software development costs, respectively, which are classified as intangible assets on the accompanying unaudited condensed consolidated balance sheets and recorded amortization expense associated with its capitalized software development costs of $588 and $1,491, respectively.
Amortization expense for acquired intangible assets was $1,464 and $4,275 for the three and nine months ended September 30, 2025, respectively. Amortization expense for acquired intangible assets was $1,380 and $2,962 for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, future amortization expense is expected to be as follows:

Amount
Remainder of 2025	$2,700
2026	9,901
2027	7,473
2028	4,454
2029	2,386
Thereafter	10,409
Total	$37,323
Goodwill
The changes in the carrying value of goodwill during the nine months ended September 30, 2025 were as follows:

Amount
Balance as of January 1, 2025	$56,139
Foreign currency translation adjustment	3,673
Balance as of September 30, 2025	$59,812
10.Accrued expenses
Accrued expenses consist of the following:

	As of
	September 30, 2025	December 31, 2024
Employee compensation	$13,040	$8,672
Income taxes payable	1,086	2,118
Other taxes payable	10,015	8,707
Vacation reserves	1,075	526
Other	656	193
Total accrued expenses	$25,872	$20,216
11.Income Taxes
The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. For the three and nine months ended September 30, 2025, the Company recorded provisions for income taxes of $65 and $8,227, respectively. For the three and nine months ended September 30, 2024, the Company recorded provisions for income taxes of $3,899 and $11,652, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 differs from the U.S. statutory rate due primarily to the impact of earnings in foreign jurisdictions, differences between book and tax treatment of equity awards, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets. On July 4, 2025, the One Big Beautiful Bill Act, or the “OBBBA”, was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has assessed that the legislation effective in 2025 does not have a material impact on the unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2025.
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
12.Stockholders’ Equity
Common Stock Reserved for Future Issuance
As of September 30, 2025, the Company had reserved the following shares of common stock for future issuance pursuant to the 2021 Stock Option and Incentive Plan (the “2021 Plan”):

Options outstanding	4,756,849
Common stock reserved for future issuance	13,092,121
Restricted stock units and performance stock units outstanding	10,902,660
Total authorized shares of common stock reserved for future issuance	28,751,630
The Company has two classes of authorized common stock: Class A common stock and Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time and upon certain other events. During the three months ended September 30, 2025, no shares of Class B Common Stock were converted to Class A Common Stock. During the nine months ended September 30, 2025, a total of 100,800 shares of Class B Common Stock were converted to Class A Common Stock.
13.Stock-Based Compensation
The Company recorded stock-based compensation expense of $12,974 and $35,522 during the three and nine months ended September 30, 2025, respectively, and recorded $7,575 and $19,856 during the three and nine months ended September 30, 2024, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$126	$71	$286	$169
Sales and marketing	1,503	1,228	5,390	3,207
Research and development	3,898	1,707	10,281	3,714
General and administrative	7,447	4,569	19,565	12,766
Total stock-based compensation	$12,974	$7,575	$35,522	$19,856

14.Commitments and Contingencies
Data Providers
The Company has commitments with certain data providers expiring at various dates through 2026. As of September 30, 2025, future commitments for data services are as follows:

As of September 30, 2025
Remainder of 2025	$3,371
2026	225
2027 and thereafter	—
Total	$3,596
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
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement and from time to time, for a more limited number of customer agreements, there may be broader indemnification obligations for third party claims arising from violations of applicable law, breaches of confidentiality obligations, and other similar obligations. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements may be unlimited. Based on historical experience and information known as of September 30, 2025, the Company has not incurred any costs for the above guarantees and indemnities.
In certain circumstances, the Company warrants that its services will perform in all material respects in accordance with its standard published specification documentation in effect at the time of delivery of the services to the customer for the term of the agreement, will not introduce viruses or other malicious code to the customer, and that the services do not infringe third party intellectual property rights. To date, the Company has not incurred significant expense under its warranties and, as a result, the Company believes the estimated fair value of these agreements is immaterial.

15.Components of Other Income, Net
The components of other income, net, for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency exchange (loss) gain	$(339)	$(236)	$(231)	$337
Interest income, net	2,545	2,419	7,589	7,705
Change in fair value of convertible debt securities and investment loan receivables	(107)	—	1,164	—
Other, net	61	729	97	1,125
Other income, net	$2,160	$2,912	$8,619	$9,167
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$112,075	$97,410	$325,985	$274,173
Less:
Cost of revenue (a)	20,726	15,929	59,269	44,362
Sales (a)	20,779	17,276	61,850	47,799
Marketing (a)	19,779	17,731	59,234	51,136
Research and development (a)	20,770	20,476	59,727	55,061
General and administrative (a)	15,880	13,941	47,595	41,834
Other segment items (b)	18,631	10,352	47,219	27,414
Other income, net	(2,160)	(2,912)	(8,619)	(9,167)
Provision for income taxes	65	3,899	8,227	11,652
Net (loss) income	$(2,395)	$718	$(8,517)	$4,082
(a) Excludes stock-based compensation, amortization of acquired intangible assets, restructuring and other costs, and acquisition-related costs.
(b) Other segment items include those noted in (a) above.

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
United States	$46,875	$44,525	$139,979	$127,867
United Kingdom	9,268	9,003	27,833	25,901
Other	55,932	43,882	158,173	120,405
Total revenue	$112,075	$97,410	$325,985	$274,173
Property and equipment, net by geographic location consists of the following:

	As of
	September 30, 2025	December 31, 2024
Property and equipment, net:
United States	$2,405	$2,960
Netherlands	1,615	1,775
Spain	1,129	862
Other	881	937
Total assets	$6,030	$6,534

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
Company Overview
We are a leading online visibility management software-as-a-service (“SaaS”) platform. We enable companies globally to identify and reach the right audience for their content, in the right context, and through the right channels. Our platform utilizes data and intelligence at the core surrounded by AI-powered interconnected hubs focused on AI and AI search optimization, search engine optimization, paid advertising, social media management, local marketing, brand marketing, and content marketing. Each of these marketing channel hubs is uniquely designed to ensure our customers can analyze, enhance and measure website navigation and performance, content relevance and authority, and overall prospective customer interests and engagement, and most importantly show how each channel is connected to the others to provide a much needed means for our customers to optimize returns on their investments.
We generate nearly all of our revenue from subscriptions to our online visibility management SaaS platform under a SaaS model and other products. Subscription revenue is recognized ratably over the contract term beginning on the date on which we provide the customer access to our platform.
Our revenue is primarily generated through sales of our products around the globe. The largest portion of our revenue continues to be driven by customers based in the United States and United Kingdom, generating combined revenues of $56.1 million and $167.8 million for the three and nine months ended September 30, 2025, respectively, and $53.5 million and $153.8 million for the three and nine months ended September 30, 2024, respectively.
We have one reportable segment. See Note 16 “Segment and Geographic Information” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
As of September 30, 2025, we operate subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, the United Kingdom, and Vietnam.

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
As of September 30, 2025, we had $455.4 million in ARR from approximately 114,000 paying customers, an increase from $400.7 million in ARR as of September 30, 2024 from approximately 117,000 paying customers. During the three months ended September 30, 2025, we experienced a decrease of approximately 2,000 paying customers. This decrease was primarily attributable to continued softness at the lower end of the market where our customer segment includes freelancers and less sophisticated users. We believe this softness is attributable to macro-economic pressures, industry-wide increases in paid search cost-per-click, and some consolidation in the market from AI.
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
Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of September 30, 2025 and December 31, 2024 was approximately 105% and 106%, respectively. In the near term, we anticipate temporary pressures on dollar-based net revenue retention as softness at the lower end of the market continues.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform and products. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of September 30, 2025 and September 30, 2024 was $4,000 and $3,414, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
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
Restructuring and other costs. Restructuring and other costs include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Restructuring expenses consist of employee severance costs, charges for the closure of excess facilities and other contract termination costs. Other costs include litigation contingency reserves, asset impairment charges, and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
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

	Nine Months Ended September 30, (in thousands)
	2025	2024
(Loss) income from operations	$(8,909)	$6,567
Stock-based compensation expense	35,522	19,856
Amortization of acquired intangibles	4,275	2,962
Restructuring and other costs	6,209	2,331
Acquisition-related costs, net	1,213	2,265
Non-GAAP income from operations	$38,310	$33,981

The following table sets forth a reconciliation of our (loss) income from operations (as a percentage of revenue) to non-GAAP income from operations margin (percentage amounts may not sum due to rounding):

	Nine Months Ended September 30,
	2025	2024
(Loss) income from operations (as a percentage of revenue)	(2.7)%	2.4%
Stock-based compensation expense (as a percentage of revenue)	10.9%	7.2%
Amortization of acquired intangibles (as a percentage of revenue)	1.3%	1.1%
Restructuring and other costs (as a percentage of revenue)	1.9%	0.9%
Acquisition-related costs, net (as a percentage of revenue)	0.4%	0.8%
Non-GAAP income from operations margin	11.8%	12.4%
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

	Nine Months Ended September 30, (in thousands)
	2025	2024
Net cash provided by operating activities	$44,687	$35,063
Net cash used in investing activities	(12,158)	(51,076)
Net cash (used in) provided by financing activities	(1,598)	2,009
Effect of exchange rate changes on cash and cash equivalents	974	424
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,905	$(13,580)

	Nine Months Ended September 30, (in thousands)
	2025	2024
Net cash provided by operating activities	$44,687	$35,063
Purchases of property and equipment	(1,726)	(3,411)
Capitalization of internal-use software costs	(10,987)	(5,842)
Free cash flow	$31,974	$25,810

The following table sets forth a reconciliation of our net cash provided by operating activities (as a percentage of revenue) to free cash flow margin (percentage amounts may not sum due to rounding):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities (as a percentage of revenue)	13.7%	12.8%
Purchases of property and equipment (as a percentage of revenue)	(0.5)%	(1.2)%
Capitalization of internal-use software costs (as a percentage of revenue)	(3.4)%	(2.1)%
Free cash flow margin	9.8%	9.4%
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
Cost of Revenue
Cost of revenue primarily consists of expenses related to hosting our platform and products, acquiring data, AI inferencing costs, merchant account fees, and providing support to our customers. These expenses are comprised of personnel and related costs, including salaries, benefits, incentive compensation, and stock-based compensation expense related to the management of our data centers, our customer support team, and our customer success team. In addition to these expenses, we incur third-party service provider costs, such as data center and networking expenses, data acquisition costs, allocated overhead costs, depreciation and amortization expense associated with our property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions. We allocate overhead costs, such as rent and facility costs, certain information technology costs, and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs directly associated with our sales and marketing department, including salaries, benefits, incentive compensation, and stock-based compensation, online advertising expenses, and marketing and promotional expenses, as well as allocated overhead costs. We expense all costs as they are incurred, excluding sales commissions identified as incremental costs to obtain a contract, which are capitalized and amortized on a straight-line basis over the average period of benefit, which we estimate to be two years. We expect that our sales and marketing expenses will fluctuate as a percentage of revenue based on the timing of related costs. New sales personnel, including our recent investments in Enterprise sales staff, require training and may take several months or more to achieve productivity; as such, the costs we incur in connection with the hiring of new sales personnel in a given period are not typically offset by increased revenue in that period and may not result in new revenue if these sales personnel fail to become productive.
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

Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based on our recent financial performance, and expected long-term future projections, we believe we may be able to record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Our tax expense for the three and nine months ended September 30, 2025 and 2024 primarily relates to increased profits in our foreign subsidiaries, the non-deductibility of certain equity awards and the requirement to capitalize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act, or the “OBBBA”, was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has assessed that the legislation effective in 2025 does not have a material impact on our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2025.

Results of Operations
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$112,075	$97,410	$325,985	$274,173
Cost of revenue (1)	22,220	17,063	63,201	46,665
Gross profit	89,855	80,347	262,784	227,508
Operating expenses
Sales and marketing (1)	44,341	35,689	130,659	104,610
Research and development (1)	25,708	22,183	71,421	58,775
General and administrative (1)	24,296	20,770	69,613	57,556
Total operating expenses	94,345	78,642	271,693	220,941
(Loss) income from operations	(4,490)	1,705	(8,909)	6,567
Other income, net	2,160	2,912	8,619	9,167
Income before income taxes	(2,330)	4,617	(290)	15,734
Provision for income taxes	65	3,899	8,227	11,652
Net (loss) income	(2,395)	718	(8,517)	4,082
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(254)	(376)	(658)	(809)
Net (loss) income attributable to Semrush Holdings, Inc.	$(2,141)	$1,094	$(7,859)	$4,891
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue	$126	$71	$286	$169
Sales and marketing	1,503	1,228	5,390	3,207
Research and development	3,898	1,707	10,281	3,714
General and administrative	7,447	4,569	19,565	12,766
Total stock-based compensation	$12,974	$7,575	$35,522	$19,856

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	20%	18%	19%	17%
Gross profit	80%	82%	81%	83%
Operating expenses
Sales and marketing	40%	37%	40%	38%
Research and development	23%	23%	22%	21%
General and administrative	22%	21%	21%	21%
Total operating expenses	84%	81%	83%	81%
(Loss) income from operations	(4)%	2%	(3)%	2%
Other income, net	2%	3%	3%	3%
(Loss) income before income taxes	(2)%	5%	—%	6%
Provision for income taxes	—%	4%	3%	4%
Net (loss) income	(2)%	1%	(3)%	1%
Net loss attributable to noncontrolling interest in consolidated subsidiaries	—%	—%	—%	—%
Net (loss) income attributable to Semrush Holdings, Inc.	(2)%	1%	(2)%	2%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue
Our revenue during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$112,075	$97,410	$14,665	15%	$325,985	$274,173	$51,812	19%

For the three and nine months ended September 30, 2025 revenue increased by $14.7 million and $51.8 million, respectively. The majority of this increase was driven by strong upsell and cross sell activity, partially offset by continued softness at the lower end of the market. This trend is also reflected in the growth of ARR per paying customer to $4,000 as of September 30, 2025 from $3,414 as of September 30, 2024.

Revenue based upon the locations of our paying customers during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue:
United States	$46,875	$44,525	$139,979	$127,867
United Kingdom	9,268	9,003	27,833	25,901
Other	55,932	43,882	158,173	120,405
Total revenue	$112,075	$97,410	$325,985	$274,173

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$112,075	$97,410	$14,665	15%	$325,985	$274,173	$51,812	19%
Cost of revenue	$22,220	$17,063	$5,157	30%	$63,201	$46,665	$16,536	35%
Gross profit	$89,855	$80,347	$9,508	12%	$262,784	$227,508	$35,276	16%
Gross margin	80%	82%			81%	83%

For the three months ended September 30, 2025, cost of revenue increased by $5.2 million compared to the corresponding period of the prior year. This increase is primarily driven by a $3.1 million increase in integration and data costs, a $0.7 million increase in personnel costs, and a $0.5 million increase in depreciation and amortization costs.
For the nine months ended September 30, 2025, cost of revenue increased by $16.5 million compared to the corresponding period of the prior year. This increase is primarily driven by a $8.2 million increase in integration and data costs, a $2.6 million increase in depreciation and amortization costs, a $2.3 million increase in personnel costs, a $1.2 million increase in hosting fees, a $1.1 million increase in other costs, and a $0.9 million increase in merchant fees.

Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$44,341	$35,689	$8,652	24%	$130,659	$104,610	$26,049	25%
Percentage of total revenue	40%	37%			40%	38%
For the three months ended September 30, 2025, sales and marketing expense increased by $8.7 million compared to the corresponding period of the prior year. This increase was primarily driven by a $6.2 million increase in personnel costs as a result of higher wage and stock-based compensation driven by a 7% increase in headcount compared to the corresponding period of the prior year, a $1.1 million increase in other costs driven by an increase to professional and consulting fees, and a $1.0 million increase in allocable overhead costs.
For the nine months ended September 30, 2025, sales and marketing expense increased by $26.0 million compared to the corresponding period of the prior year. This increase was primarily driven by a $19.7 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 12% increase in headcount compared to the corresponding period of the prior year, a $3.2 million increase from other costs primarily driven by increases in professional and consulting fees, a $1.8 million increase in advertising costs, and a $1.3 million increase in allocable overhead costs.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$25,708	$22,183	$3,525	16%	$71,421	$58,775	$12,646	22%
Percentage of total revenue	23%	23%			22%	21%
For the three months ended September 30, 2025, research and development expense increased by $3.5 million compared to the corresponding period of the prior year, primarily as a result of a $3.5 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 8% increase in headcount compared to the corresponding period of the prior year.
For the nine months ended September 30, 2025, research and development expense increased by $12.6 million compared to the corresponding period of the prior year, primarily as a result of a $12.7 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 11% increase in headcount compared to the corresponding period of the prior year.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$24,296	$20,770	$3,526	17%	$69,613	$57,556	$12,057	21%
Percentage of total revenue	22%	21%			21%	21%
For the three months ended September 30, 2025, general and administrative expense increased by $3.5 million compared to the corresponding period of the prior year. This increase was primarily driven by a $4.9 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 11% increase in headcount compared to the corresponding period of the prior year. This increase was partially offset by a $1.1 million decrease in professional services costs.
For the nine months ended September 30, 2025, general and administrative expense increased by $12.1 million compared to the corresponding period of the prior year. This increase was primarily driven by a $13.1 million increase in personnel costs as a result of higher wage and stock-based compensation costs driven by a 17% increase in headcount compared to the corresponding period of the prior year. This increase was partially offset by a $1.2 million decrease to professional services costs.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Other income, net	$2,160	$2,912	$(752)	(26)%	$8,619	$9,167	$(548)	(6)%
Percentage of total revenue	2%	3%			3%	3%
For the three months ended September 30, 2025, other income, net decreased by $0.8 million compared to the corresponding period of the prior year. This decrease was primarily driven by a gain related to a non-recurring adjustment during the corresponding period of the prior year.
For the nine months ended September 30, 2025, other income, net decreased by $0.5 million compared to the corresponding period of the prior year. This decrease was primarily driven by a $0.6 million unfavorable change in foreign currency exchange (loss) gain.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$65	$3,899	$(3,834)	(98)%	$8,227	$11,652	$(3,425)	(29)%
Percentage of total revenue	0%	4%			3%	4%
The decrease in the provision for income taxes for the three and nine months ended September 30, 2025 compared to the corresponding periods of the prior year was primarily due to the effects of changes in the tax provision recorded on the earnings of our profitable foreign subsidiaries, restrictions on the deductibility of equity awards, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $80.8 million, short-term investments of $194.9 million, and accounts receivable of $17.0 million.
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
Net cash provided by operating activities during the nine months ended September 30, 2025 was $44.7 million. The activity resulted from a net loss of $8.5 million adjusted for non-cash add backs of $57.9 million and a net cash outflow of $4.7 million from changes in operating assets and liabilities during the nine months ended September 30, 2025. Non-cash charges primarily consisted of $35.5 million of stock-based compensation expense, $10.7 million for amortization of deferred contract acquisition costs related to capitalized commissions, $9.9 million for depreciation and amortization expense, and $3.7 million in non-cash lease expense. The changes in operating assets and liabilities were primarily the result of a $11.5 million increase in deferred revenue, a $10.3 million increase in accounts payable, and a $5.2 million increase in accrued expenses. These inflows were partially offset by a $13.0 million increase in deferred contract costs, a $8.3 million increase in accounts receivable, a $6.1 million increase in prepaid expenses and other current assets, and a $4.0 million decrease in operating lease liabilities.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $12.2 million and primarily consisted of $71.3 million in purchases of short-term investments, $11.0 million in capitalization of internal-use software costs, $1.7 million in purchases of property and equipment, $1.6 million in cash paid for businesses, net of cash acquired, and $0.2 million in purchases of noncontrolling interest. These outflows were partially offset by $66.0 million in proceeds from sales and maturities of short-term investments and $7.8 million in proceeds from the repayment of investment loan receivables.
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
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $1.6 million and consisted of $1.2 million for taxes paid related to net share settlement of equity awards, $1.1 million in repayment of acquired debt, and $0.2 million of cash outflows related to the payment of finance leases, partially offset by $0.9 million in proceeds relating to the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $2.0 million and consisted of $3.7 million relating to the exercise of stock options partially offset by $1.1 million in payment of acquired debt, and $0.6 million of cash outflows related to the payment of finance leases.
Share Repurchase Program
On July 31, 2025, a special committee comprised of independent members of our board of directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s outstanding Class A common stock (the “2025 Repurchase Program”). Under this inaugural program, the Company may purchase its Class A common stock from time to time on the open market (including pursuant to Rule 10b5-1 trading plans), through privately negotiated transactions, or other available legally permissible means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time. During the three and nine months ended September 30, 2025, no shares were repurchased under the 2025 Repurchase Program.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments, commercial paper, and money market funds. As of September 30, 2025 we had cash, cash equivalents, and short-term investments of $275.7 million. See Note 3 “Cash, Cash Equivalents, Restricted Cash, and Investments” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an overview of investment balances. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk
While we have some foreign currency risk related to a small amount of sales denominated in euros, we are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, in the fiscal quarter ended September 30, 2025, we experienced negative impacts on our non-GAAP income from operations margin, and we expect to continue to have foreign currency risk related to expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe, where our expenses are incurred in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $10.0 million gain or loss on our unaudited condensed consolidated statements of operations and cash flows.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation as of the quarter ended September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For example, in October 2025 the Company became party to stockholder class action and derivative complaint regarding the 2025 Repurchase Program. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the ultimate costs to resolve any pending matter will not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
We have included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, a description of certain risks and uncertainties associated with our business (collectively, the “Risk Factors”). You should carefully consider the Risk Factors before making a decision to invest in our securities.
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
Issuer Purchases of Equity Securities
None.
Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Third Amended and Restated Bylaws of the Registrant

3.3 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

4.1(4)	Form of Class A common stock certificate of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

SEMRUSH HOLDINGS, INC.

November 10, 2025	By:	/s/ William Wagner
William Wagner
Chief Executive Officer
(Principal Executive Officer)

November 10, 2025	By:	/s/ Brian Mulroy
Brian Mulroy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)