Form 10-K
period 2025-12-31
SEMrush Holdings, Inc.
filed 2026-03-02
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes or ☒ No
The aggregate market value of stock held by non-affiliates as of June 30, 2025, (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $562.7 million based upon $9.05 per share, the closing price on June 30, 2025 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
As of February 24, 2026, there were 130,339,390 shares of the registrant’s Class A Common Stock and 20,619,818 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

•adverse effects on our business and financial condition that may result if we fail to complete the pending transaction with Adobe Inc., a Delaware corporation (“Adobe”);
•business uncertainties and contractual restrictions on our operations while the proposed transaction with Adobe is pending;
•the negative impact of stockholder litigation on our business, operating results and financial condition;
•adverse effects on our results of operations as a result of the substantial costs and management resources required in connection with the pending transaction with Adobe;
•our ability to retain current employees or hire prospective employees experiencing uncertainty about their future with us as a result of the pending transaction with Adobe;
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
•the impact of global financial, economic, and political events on our business, industry and supply chain, including health epidemics, rising inflation, fluctuating interest rates, and market uncertainty and volatility; and
•our plans, expectations and statements regarding our share repurchase program.
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

•The proposed acquisition by Adobe may be delayed or not occur at all for a variety of reasons, efforts to complete the merger with Adobe could disrupt our business and operations, impact our ability to attract or retain personnel, disrupt our business relationships with customers, suppliers, service providers, result in negative publicity or litigation, and the pendency of the transaction subjects us to restrictions on our business activities.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering (“IPO”), including our directors, executive officers, and their affiliates, who as of December 31, 2025 held in the aggregate 78% of the voting power of our capital stock, which will limit your ability to influence corporate matters.

Part I
Item 1. Business
Overview
We are a leading online visibility management software-as-a-service (“SaaS”) platform. We enable companies globally to identify and reach the right audience for their content, in the right context, and through the right channels. Our platform utilizes data and intelligence at the core surrounded by AI-powered interconnected hubs focused on generative engine optimization, search engine optimization, paid advertising, social media management, local marketing, brand marketing, and content marketing. Each of these marketing channel hubs is uniquely designed to ensure our customers can analyze, enhance and measure website navigation and performance, content relevance and authority, and overall prospective customer interests and engagement, and most importantly show how each channel is connected to the others to provide a much needed means for our customers to optimize returns on their investments.
Pending Acquisition
On November 18, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Adobe, and Fenway Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Adobe (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Adobe.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.00001 per share, of the Company (the “Class A common stock”) and each share of Class B common stock, par value $0.00001 per share, of the Company (the “Class B common stock” and, together with the Class A common stock, the Company common stock), in each case, issued and outstanding immediately prior to the Effective Time, subject to certain limitations, will be converted into the right to receive $12.00 in cash, without interest (the “Merger Consideration”) and thereafter the Company will be delisted from the New York Stock Exchange (“NYSE”). With respect to the outstanding equity awards of the Company, at the Effective Time, such awards will generally be treated as follows.
Options: Each vested option to purchase shares of Company common stock (“Option”) and each Option held by a non-employee director or certain contractors or service providers (each, a “Specified Individual”) will be cancelled and cashed out for a payment equal to the excess of the Merger Consideration over the exercise price of such Option in respect of each underlying share. Otherwise, each unvested in-the-money Option will be assumed and converted into a restricted stock unit award relating to Adobe common stock (an “Adobe RSU Award”), based on the spread value of the Option and the closing price per share of Adobe common stock over the 30 consecutive calendar days ending on (and including) the second to last calendar day preceding the closing date (“Adobe Trading Price”), with no less favorable vesting terms. Options with an exercise price equal to or greater than the Merger Consideration will be cancelled for no consideration.
RSU Awards: Each restricted stock unit award relating to shares of Company Common Stock that was subject solely to service-based vesting requirements as of the grant date (“RSU Award”) held by a Specified Individual will be cancelled and cashed out for a payment equal to the Merger Consideration in respect of each underlying share. Each other RSU Award will be assumed and converted into an Adobe RSU Award representing equivalent value based on the Adobe Trading Price, with no less favorable vesting terms.

PSU Awards: Each restricted stock unit award relating to shares of Company common Stock that is subject to performance-based vesting requirements (“PSU Award”) that becomes vested at the Effective Time in accordance with the terms of the applicable award agreement will be cancelled and cashed out for a payment equal to the Merger Consideration in respect of each underlying share (with achievement of applicable performance metrics determined based on actual performance in accordance with the terms of the applicable award agreement), and the portion of the award that does not become vested at the Effective Time in accordance with the terms of the applicable award agreement will be forfeited for no consideration. Each other outstanding PSU Award will be assumed and converted into an Adobe RSU Award (with applicable performance goals deemed achieved based on actual performance through the latest practicable date prior to the Closing Date) representing equivalent value based on the Adobe Trading Price, with no less favorable service-based vesting terms.
RS Awards: The restricted stock award relating to shares of Company common stock will be assumed and converted into a restricted stock award of Adobe representing equivalent value based on the Adobe Trading Price, with no less favorable vesting terms.
Under the terms of the Merger Agreement, the completion of the Merger is subject to certain customary closing conditions, including, among others: (i) the approval of the Merger Agreement and the Merger by the affirmative vote (in person or by proxy) of the holders of a majority of the voting power of the outstanding Company common stock entitled to vote thereon voting as a single class (the “Company Stockholder Approval”), which Company Stockholder Approval was obtained on February 3, 2026; (ii) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (iii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (iv) the absence of any law or order restraining, enjoining, or otherwise prohibiting the consummation of the Merger; (v) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which has occurred), and receipt of other approvals under specified antitrust and foreign investment laws; and (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on or after the date of the Merger Agreement that is continuing as of immediately prior to the closing.
The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, Adobe and Merger Sub, including, among others, covenants by the Company regarding the conduct of its business during the pendency of the transactions contemplated by the Merger Agreement, public disclosures and other matters. The Company is required, among other things, not to solicit alternative business combination transactions and, subject to certain exceptions, not to engage in discussions or negotiations regarding an alternative business combination transaction.
Both the Company and Adobe may terminate the Merger Agreement under certain specified circumstances, including, among others, (i) if the Merger is not consummated by August 18, 2026, subject to an extension to November 18, 2026, in order to obtain required regulatory approvals, (ii) in the case of Adobe, if the Company materially breaches its covenants not to solicit alternative business combination transactions or the Company’s Board of Directors effects a change of recommendation with respect to the proposed transaction or (iii) in the case of the Company, in order to enter into a definitive agreement with respect to a “superior proposal” subject to certain requirements. In certain circumstances in connection with the termination of the Merger Agreement, including if the Company materially breaches its covenants not to solicit alternative business combination transactions, the Company’s Board of Directors effects a change of recommendation, or the Company terminates the Merger Agreement to enter into a definitive agreement with respect to a “superior proposal,” the Company would be required to pay Adobe a termination fee of $63,000,000 in cash.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto and is incorporated by reference herein. The Merger Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the

Company, Merger Sub or Adobe. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential disclosure letters provided by each of the Company and Adobe to each other in connection with the signing of the Merger Agreement or in filings of the respective parties with the United States Securities and Exchange Commission (the “SEC”). These confidential disclosure letters contain information that modifies, qualifies and creates exceptions to the representations and warranties and certain covenants set forth in the Merger Agreement. Moreover, the representations and warranties in the Merger Agreement were used for the purposes of allocating risk between the Company and Adobe rather than establishing matters of fact. Accordingly, the representations and warranties in the Merger Agreement should not be relied on as a characterization of the actual state of facts about the Company, Merger Sub or Adobe. The Merger Agreement should not be read alone but should instead be read in conjunction with the other information regarding the Merger Agreement, the Merger, the Company, Merger Sub, Adobe, their respective affiliates and their respective businesses, that were contained in, or incorporated by reference into, the proxy statement on Schedule 14A that the Company filed on December 29, 2025, as well as in this Annual Report on Form 10-K, prior Form 8-Ks, and that may be contained in, or incorporated by reference into, future Forms 10-Q, Forms 8-K and other filings that the Company may make with the SEC.
Online Visibility Landscape
The evolving online landscape and information overload from online content have made it increasingly difficult for companies to understand and manage their online visibility. Our proprietary online visibility management SaaS platform (our “platform”) enables us to aggregate and enrich trillions of data points collected from more than 808 million unique domains. Our platform enables our customers to understand trends and act upon unique insights to improve their online visibility, understand their presence in search engines and generative engines, drive high-quality traffic to their websites and social media pages, as well as online listings, distribute highly targeted content to their customers, and measure the effectiveness of their digital marketing campaigns.
As interactions between companies and their customers continue to shift online, managing a company’s online visibility has become critical. With over 5.5 billion internet users in 2025, according to research platforms, and consumers worldwide spending an average of over six and a half hours per day online, according to GlobalWebIndex, digital channels are essential for customer engagement. While these digital channels have made it easier for companies to have an online presence, with so many different sources of media competing for customers’ attention, it has become increasingly difficult for companies to be discovered by, and engage with, their customers. Most companies do not have the technology or resources to effectively ingest, aggregate, process, and analyze the vast amount of fragmented data from these diverse sources at scale to derive and act upon actionable insights. Companies often attempt to address individual aspects of online visibility, such as search engine optimization (“SEO”), generative engine optimization (“GEO”), search engine marketing (“SEM”), content marketing, social media management (“SMM”), brand marketing, and competitive intelligence, among others. Fully integrated solutions are more likely to drive long-term traffic improvement than siloed approaches, offering more comprehensive functionality and insights, and combining strategies across owned, earned, and paid media.
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
In a highly fragmented market with a myriad of network- and channel-specific solutions, our differentiated and integrated platform provides comprehensive insights into a company’s online visibility. Some large technology platforms including Google and Facebook offer their own solutions but are incentivized to prioritize their own paid channels, lack independence, and do not operate across rival networks. Meanwhile, individual solutions targeted at addressing one or a subset of business problems, or point solutions, rely on limited, channel-specific data, providing only partial, incomplete perspectives. Our technology collects, aggregates, and enriches a broad set of fragmented data across networks and channels, which we leverage to derive valuable and actionable insights that we provide our customers. As our data assets grow, our ability to provide insights improves, attracting more customers to our platform and enabling us to invest in new and existing products, thereby further strengthening our competitive position. According to G2.com, Inc. (“G2”), our platform is listed in the Best Global Software Companies and listed as a leader across 18 software categories including SEO, answer engine optimization, competitive intelligence, marketing analytics, content analytics, and social media analytics, which reinforces the strategic advantages of providing a comprehensive solution. G2 ranks different products and vendors based on reviews gathered from its user community (subject to certain minimum requirements concerning sample size and reviewer composition), as well as data aggregated from online sources and social networks, to which it applies its proprietary algorithm to calculate satisfaction and market presence scores ranging from 0 to 100 from which the products are ranked.
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
Our multi-price point structure also drives meaningful upsell opportunities through higher usage limits, greater product functionality, additional user licenses, and product add-ons, as reflected by our dollar-based net revenue retention rate of 104% and 106% as of December 31, 2025 and 2024, respectively, and our compounded average annual revenue growth rate of 30% between the years ended December 31, 2019 and December 31, 2025. We have grown our ARR per paying customer to $4,369 as of December 31, 2025, up from $3,522 as of December 31, 2024, driven by strong upsell activity and adoption of our AI products. We define ARR as the total subscription revenue as of a given date that we expect to contractually receive over the subsequent 12 months from customers on an annualized basis, assuming no increases, reductions or cancellations.
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
Our capital efficient model has enabled us to grow to $471.4 million in ARR as of December 31, 2025 from $411.6 million in ARR as of December 31, 2024. For the years ended December 31, 2025, 2024, and 2023, our revenue was $443.6 million, $376.8 million, and $307.7 million, respectively. This represents growth of 18% from 2024 to 2025 and 22% from 2023 to 2024. For the years ended

December 31, 2025, 2024, and 2023, our net (loss) income was $(19.5) million, $7.4 million, and $1.0 million, respectively.
The Benefits of Our Platform
The key benefits of our platform include:
•All-in-one platform to provide comprehensive online visibility. Our software products cover key aspects of online visibility, including search engine optimization, generative engine optimization, paid advertising, local marketing, content marketing, competitive research, social media management, and brand marketing. Our comprehensive online visibility management SaaS platform is built with differentiated insights into traffic sources for specific sites, analysis of drivers of traffic to a company’s and its competitors’ websites, the keywords and backlinks that are driving this traffic, and the effectiveness of a company’s content marketing strategy.
•Comprehensive AI and GEO capabilities. Our platform provides an integrated solution for the evolving search landscape, driven by rapid changes in consumer and business search behavior. Brand discoverability is increasingly determined by both traditional search algorithms and conversational answers from large language models ("LLMs"). We offer specialized tools, such as our AI Optimization ("AIO") solution, that enable customers to track, influence, and benchmark their brand's visibility and sentiment across AI-powered answer engines. By combining these AI insights with our core SEO features, our platform helps marketing teams capture a wider range of intent-driven search volume and manage the dual complexity of modern digital visibility.
•Robust, proprietary technology platform and datasets. We developed our technology platform over the last 17 years, leveraging machine learning to aggregate, cleanse, and analyze an immense amount of proprietary and third-party unstructured data. Our data assets include more than 808 million domains, nearly 28 billion keywords, click stream panel data from billions of events per week, over 43 trillion backlinks, over 10 billion URLs crawled per day on average, over 200 million LLM prompts, and a range of data aggregated from social media networks, all of which scale continuously as customers use our platform.
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

Our Growth Strategies
The key elements of our growth strategy include:
•Focus on expanding the adoption of our Enterprise product portfolio. For both the acquisition of new customers and the expansion of the use of our platform by our existing paying customer base, we expect to continue to heavily market, cross-sell and up-sell our Enterprise portfolio. While we launched the general availability of our Enterprise SEO solution in June 2024, we significantly expanded the portfolio in 2025 with the introduction of specialized products including Enterprise AIO and Enterprise Site Intelligence. Our enterprise portfolio, which is built on top of our SEO platform but with these additional features, is typically sold at a higher subscription price point (as compared to our other product subscriptions), and subscriptions are typically at least an annual term. It is targeted at larger enterprise customers who often have a need for higher quantities of license entitlements, which in turn drives an increase in average ARR per customer.
•Continue to innovate and develop new products and features. We continue to invest in research and development to enhance our platform and release new products and features, including our Enterprise portfolio while bolstering one of the largest independent data sets for online visibility. We maintain close relationships with our customer base who provide us with frequent and real-time feedback, which we leverage to rapidly update and optimize our platform. The release of new products, tools, add-ons, and features, including our Enterprise AIO, Enterprise Site Intelligence, and AI toolkit, has enabled us to drive higher monetization over time as we have increased our ARR per paying customer to $4,369 as of December 31, 2025 from $3,522 as of December 31, 2024.
•Acquire new customers. We expect to continue to target new customers who have not yet adopted online visibility management solutions and those who are currently using our free offering. While our sales model for new customers remains highly efficient due to our low-friction, self-service onboarding, our acquisition strategy has evolved to highlight our unified search capabilities. The launch of Semrush One in 2025 provides a high-value flagship entry point for businesses of all sizes to manage their traditional and AI visibility within a single interface.
•Expand the use of our platform by our existing paying customer base. Our substantial base of approximately 108,000 paying customers as of December 31, 2025 presents a significant opportunity to increase monetization, particularly as existing customers supplement their traditional SEO tools with newer GEO and AI search products.
Our Platform, Solutions and Product Offerings
Our online visibility management SaaS platform has been purpose-built to help companies manage their online visibility and ensure they identify and reach the right audience in the right context and through the right channels. We utilize proprietary technology and machine learning capabilities to aggregate, cleanse, and analyze broad and deep datasets to derive differentiated insights and analytics for our customers to manage their online visibility. Our unique set of data assets have been developed over the last 17 years and includes more than 808 million domains, nearly 28 billion keywords, click stream panel data from billions of events per week, 43 trillion backlinks, 10 billion URLs crawled per day on average, a range of data aggregated from social media networks, and a database of over 200 million LLM prompts which we leverage to provide insights into user behavior across conversational AI platforms.
We obtain data through a mix of proprietary and third-party data sources. Our data sources include:
•Data we collect from websites algorithmically through our proprietary data collection techniques, including web crawling of third-party websites;

•Data purchased from independent third-party data providers, which includes clickstream data, search engine data, LLM prompt data, online advertising data, and data from social media sources; and
•Reference data that our customers grant us access to, which includes our customers’ website and social media data. We obtain social media data through APIs that connect to social media platform operators, including Facebook, X, Instagram, Pinterest, and LinkedIn.
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
We have developed our technology platform, and various products, tools, and features, over the last 17 years. Since our founding in 2008, our platform has evolved through technology innovation as we have added these new products, tools, and features. We offer a broad range of paid products and tools, bundled into different solutions, that are designed to help customers with SEO, GEO, SEM, SMM, content marketing, brand marketing, data and intelligence, local marketing, and paid advertising, among others. Our solutions are made available via monthly or annual subscription plans, as well as one-time and ongoing add-ons. Our subscription-based model enables customers to select a plan aligned with their needs and to license various solutions on a monthly or annual basis. For example, we have historically maintained three paid subscription tiers for our SEO solution (Pro, Guru, and Business), four paid subscription tiers for our Enterprise SEO solution (Bronze, Silver, Gold, and Platinum) and additional tiered subscription structures across our paid advertising, social media management, data & intelligence, local marketing, brand marketing and content marketing solutions.
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
Enterprise. Our Enterprise SEO subscription includes the same features as under the Business subscription, plus AI-driven analysis, customizable dashboards, comprehensive reporting capabilities, and extended limits. Within our Enterprise SEO solution, we currently have four paid subscription tiers — Bronze, Silver, Gold, and Platinum — which differ in terms of usage limits, features, and support levels. Customers can supplement these tiers with Enterprise AIO for granular brand analysis across large language models and Enterprise Site Intelligence for technical site health.

In October 2025, we introduced Semrush One as our flagship visibility intelligence solution, which integrates our industry-leading SEO capabilities with advanced AI search tracking into a single workflow to provide a unified approach for winning every search. We maintain three primary subscription tiers for Semrush One: Starter, Pro+, and Advanced, which vary based on website quantities, keyword and AI prompt tracking limits, and technical reporting features.
Starter. Our Starter subscription is designed for users beginning their SEO and AI visibility journeys, providing essential search tools and integrated tracking for brand performance across search engines and AI platforms, such as ChatGPT, Gemini, and Perplexity.
Pro+. Our Pro+ subscription serves growing brands looking to scale their search impact, offering all Starter features plus access to historical SEO data, content optimization workflows, and expanded entitlements for multi-location and device tracking.
Advanced. Our Advanced subscription provides professional-grade capabilities for large agencies and mid-market organizations, including application programming interface data integration, automated workflows, and share-of-voice metrics across traditional and AI-driven discovery surfaces.
Similarly, our other social media, data & intelligence, local marketing, brand marketing, content marketing, and paid advertising products may offer their own tiered packages or optional add-ons to accommodate varying customer needs. We have a demonstrated track record of upgrading customers to higher-priced plans, whether to increase usage limits or to access specialized features and functionalities — such as AI brand insights, content marketing tools, or historical data tracking. Within each subscription tier, customers can also purchase incremental usage limits (e.g., additional projects, more keywords to track, extra user licenses) without necessarily moving to a higher-priced plan. This dynamic pricing model allows customers to tailor their subscription to their strategic goals and supports further expansion within our customer base as they seek additional functionality.
Sales & Marketing
Our customer acquisition strategy is built around our three core Go-To-Market (“GTM”) motions: Product-Led Growth (“PLG”), Sales-Assisted, and Sales-Led. Each motion is tailored to different buyer segments, considering factors such as customer acquisition costs (“CAC”), lifetime value (“LTV”) potential, and engagement strategies. In 2025 we also introduced a channel-led model with a select group of agency partners. We believe this multi-faceted approach allows us to optimize efficiency while scaling across a broad addressable market.
Product-Led Growth Motion: Automation & Volume
Our PLG motion is centered on automation and self-service, enabling high-volume, low-touch customer acquisition. Through our one-to-many approach, we attract prospective users via:
•Organic online visibility powered by our own online visibility management platform;
•Content marketing initiatives, including online advertising, blogs, podcasts, ebooks, and webinars; and
•The Semrush Academy, a free learning platform with over 1.4 million enrolled students and 600,000 certifications issued as of December 31, 2025, which enhances our brand awareness and builds credibility for our products.
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
Sales-Led Motion: Personalized, High-Value Engagement
For our most sophisticated enterprise-size customers, we deploy a “Sales-Led” motion designed to create a one-on-one, highly personalized experience. These customers require deeper strategic engagement, custom solutions, and negotiated contracts. An increased focus on this GTM motion was the primary driver of an 8% increase in average headcount within our sales division for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
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

Aligning Our GTM Motions For Impact
We believe each of these GTM motions serves a unique purpose but operates within a cohesive strategy to drive revenue growth across different customer segments and geographies. While PLG fuels our pipeline at scale, we believe our Sales-Assisted motion enhances expansion, and Sales-Led motion maximizes long-term value and retention for our most sophisticated customers. By aligning these approaches, we expect to maintain and strengthen our position as the global platform leader in online visibility management, while continuing to efficiently balance CAC and LTV, ensuring long-term sustainable growth. As of December 31, 2025, we had 515 full-time employees and 71 contractors in our sales and marketing organization.
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
We invest substantial resources in research and development to continue to drive our technology innovation. Our research and development efforts are focused on designing, testing, and refining our products, as well as operating and scaling our technology infrastructure. We will continue our investment to improve and increase our data assets, the accuracy of results, and the integration of new data assets. We plan to focus research and development investments to increase the functionality of our online visibility management SaaS platform in order to adapt to the latest changes in the digital marketing landscape, leverage AI, and ensure our platform maintains leading technology innovations. Research and development expenses accounted for $97.2 million for the year ended December 31, 2025.
As of December 31, 2025, we had 584 full-time employees and 55 contractors in our product and development organization. We have primary development hubs in Prague, Czech Republic; Limassol, Cyprus; Warsaw, Poland; Barcelona, Spain; Amsterdam, the Netherlands; and Berlin, Germany. We deploy a mix of third-party owned and managed data centers and virtual cloud environments to host our data in the United States and Europe.
Our Customers
We serve a range of customers from SMBs to enterprise-size businesses and marketing agencies, across a wide variety of verticals, including consumer internet, digital media, education, financial services, healthcare, retail, software, and telecommunications, among others. As of December 31, 2025, we had approximately 108,000 paying customers on our platform across 145 countries. No single customer accounted for more than 10% of our revenue in the year ended December 31, 2025.
Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, and trade secrets, as well as contractual provisions and restrictions on access to our proprietary technology.
“SEMRush” is our registered trademark in the United States, Australia, Bahrain, Belarus, Bosnia and Herzegovina, Brazil, Canada, China, the European Union (“EU”), Iceland, India, Iran, Israel, Japan, Kazakhstan, Liechtenstein, Monaco, Montenegro, New Zealand, Norway, Serbia, Singapore, South Korea, Swaziland, Switzerland, Turkey, Ukraine, and Vietnam. We have additional registered trademarks in the United States, including for the “Prowly” marks, Semrush, Ryte and Prowly logos, and registrations of other trademarks in the EU and other countries, including for the “Prowly”, “Ryte” and “Sellzone” marks and the Prowly, Ryte and Semrush logos, with additional trademark registration applications pending in other countries. We hold registered trademarks in the EU and UK for “Kompyte” and “Ryte”. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
We are the registered holder of a variety of domestic and international domain names that include “www.semrush.com”, “www.prowly.com”, “www.backlinko.com”, “www.kompyte.com”, “www.ryte.com”, “www.explodingtopics.com”, “www.thirddoormedia.com” and similar variations of them.
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
Human Capital
As of December 31, 2025, we had 1,567 full-time employees, consisting of 494 in Spain, 324 in the United States, 137 in Germany, 137 in Serbia, 133 in the Netherlands, 117 in Cyprus, 97 in the Czech Republic, and 128 employees located in other countries and employees working remotely. In addition, as of December 31, 2025, we had a total of 148 contractors located in various countries. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.
Government Regulations
We operate globally and are subject to numerous U.S. federal and state, and foreign laws and regulations covering a wide variety of subject matters that are constantly evolving and developing, including laws regarding intellectual property, artificial intelligence, data collection, privacy and security, human resources, consumer protection and marketing, anti-bribery and anti-corruption laws, tax regulations, and antitrust regulations in connection with our proposed Merger. Our compliance with applicable laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and/or otherwise have an adverse impact on our proposed Merger, business, reputation, financial condition, and operating results. For additional information about governmental regulations applicable to our business, refer to “Risk Factors” in Item 1A.
Channels for Disclosure of Information
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our website (www.semrush.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through our website's investor relations page at investors.semrush.com. Further, the SEC's website, www.sec.gov, contains reports and other information regarding our filings.
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
Risks Related to the Proposed Acquisition by Adobe
The pending transaction with Adobe may be delayed or not occur at all for a variety of reasons, including that the Merger Agreement (as defined below) is terminated, and the failure to complete the Merger (as defined below) could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
On November 18, 2025, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Adobe and Fenway Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Adobe (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into us (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Adobe.
On February 3, 2026, our stockholders holding a majority of the voting power of the outstanding shares of our common stock entitled to vote on the adoption of the Merger Agreement, voting together as a single class, approved the Merger Agreement at a special meeting of stockholders. Completion of the Merger remains subject to customary closing conditions, including, among others, (i) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (ii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (iii) the absence of any law or order restraining, enjoining, or otherwise prohibiting the consummation of the Merger; (iv) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which has occurred), and receipt of other approvals under specified antitrust and foreign investment laws; and (v) the absence of a material adverse effect on us on or after the date of the Merger Agreement that is continuing as of immediately prior to the closing of the Merger. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending Merger will be completed in a timely manner or at all. Therefore, there can be no assurance that the Merger will be completed in the expected timeframe, or at all.
Both we and Adobe may terminate the Merger Agreement under certain specified circumstances, including, among others, (i) if the Merger is not consummated by August 18, 2026, subject to an extension to November 18, 2026, in order to obtain required regulatory approvals, (ii) in the case of Adobe, if we materially breach our covenants not to solicit alternative business combination transactions or our board of directors effects a change of recommendation with respect to the proposed transaction, or (iii) in the case of us, in order to enter into a definitive agreement with respect to a “superior proposal” subject to certain requirements. In certain circumstances in connection with the termination of the Merger Agreement, including if we materially breach our covenants not to solicit alternative business combination transactions, our board of directors effects a change of recommendation, or we terminate the Merger Agreement to enter into a definitive agreement with respect to a “superior proposal,” we would be required to pay Adobe a termination fee of $63,000,000.

Failure to complete the Merger within the expected timeframe or at all could adversely affect our business and the market price of our common stock in a number of ways, including:
•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated; and
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated.
Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
We have expended, and will continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, service providers and other business partners, who may be more cautious in their arrangements with us or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Our employees may have concerns with respect to the Merger and uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. Pending or future litigation against us and our directors and officers relating to the Merger may be distracting to management and, in the future, may require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the conduct of our business during the pendency of the transactions contemplated by the Merger Agreement including restrictions on our ability in certain cases to enter into contracts, acquire or dispose of assets, enter into new lines of business, incur indebtedness or incur capital expenditures (subject to certain exceptions, as detailed in the Merger Agreement) until the Merger becomes effective or the Merger Agreement is terminated. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger, and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.
Litigation has arisen, and more could arise, in connection with the Merger; such litigation against us could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Our stockholders have filed, and may in the future file, lawsuits against us and/or our directors and officers in connection with the Merger. As of the date of this Annual Report on Form 10-K, two lawsuits relating to the Merger (collectively, the “Lawsuits”) remain pending: (i) Steven Weiss v. Semrush Holdings, Inc., et al. Index No. 650235/2026, which was filed on January 13, 2026; and (ii) Richard McDaniel vs. Semrush Holdings, Inc., et al. Index No. 650280/2026, which was filed on January 15, 2026, both of which were filed in the Supreme Court of the State of New York, County of New York. The Lawsuits were filed by purported stockholders of the Company as individual actions and allege that the Proxy Statement was materially incomplete due to certain misrepresentations and omissions in violation of New York common law. The Lawsuits name as defendants the Company and its directors and seek, among other relief, an order enjoining the consummation of the Merger.
The Company believes that the claims asserted in the Lawsuits are without merit. However, there can be no assurance regarding the outcome of the Lawsuits or that any of the defendants will be successful in the outcome of the Lawsuits. Even if the Lawsuits are unsuccessful, defending against the Lawsuits may result in substantial costs. Moreover, it is possible that additional, similar complaints may be filed, or that the Lawsuits may be amended. Future lawsuits could prevent or delay the completion of the Merger and result in significant costs to the Company, including any costs associated with the indemnification of directors and officers. There can be no assurance regarding the outcome of any potential future lawsuit or the costs associated with defending against any such potential future lawsuit
Other Most Material Risks to Us
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions, and our business and operating results may be negatively affected if our paying customers do not renew their premium subscriptions.
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from our paying customers with premium subscriptions. Our business and financial results depend on our paying customers renewing their subscriptions for our products when existing contract terms expire. Although our customer agreements generally provide for auto-renewal of subscriptions, our paying customers have no obligation to renew their premium subscriptions if they provide proper notice of their desire not to renew, and we cannot guarantee that they will renew their premium subscriptions for the same or longer terms, the same or a greater number of user licenses, other entitlements, or products and add-ons, or at all. We offer premium subscriptions on a monthly, annual or multi-year basis with our annual and multi-year subscriptions typically receiving a discount for the longer-term commitment. Our paying customers predominantly choose monthly subscription terms, which allow them to terminate or adjust their premium subscriptions on a monthly basis. Because of the short-term nature of these agreements, paying customers can, and sometimes do, terminate with little to no notice and these terminations could cause our results of operations to fluctuate significantly from quarter to quarter. Our renewal rates, including our dollar-based net revenue retention rate, may decline or fluctuate as a result of a number of factors, including customer satisfaction with our platform and products, reliability of our products, our customer success and support experience, the price and functionality of our platform, products and add-ons relative to those of our competitors, mergers and acquisitions affecting our customer base, the effects of global economic conditions and other external factors, or reductions in our customers’ spending levels. For example, we believe recent macro-economic pressures affecting some customers in the lower end of our market have contributed to decreased renewal rates and/or lower spending among such customers, which has negatively impacted our financial results. Our business and operating results will be adversely affected if our paying customers do not renew or downgrade their premium subscriptions.
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
The number of new customers we attract, whether as free or paying customers, is a key factor in growing our customer and premium subscription base, which customer base drives our revenues and collections. We utilize various unpaid content marketing strategies, including blogs, webinars, thought leadership, and social media engagement, as well as paid advertising, to attract visitors to our websites. We cannot guarantee that these unpaid or paid marketing efforts will continue to attract the same volume and quality of traffic to our websites or will continue to result in the same level of registrations for free or premium subscriptions as they have in the past. In the future, we may be required to increase our marketing spend to maintain the same volume and quality of traffic, including if pay-per-click advertising costs continue to rise as they did in 2025. Moreover, we cannot be certain that increased sales and marketing spend will generate more paying customers without increasing our customer acquisition costs on a per paying customer basis.
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
Our strategy is to sell premium subscriptions of our platform, including our Enterprise solutions, to paying customers of all sizes, from sole proprietors, to SMBs, to large enterprise customers. Selling monthly premium subscriptions to SMBs generally involves lower or plateauing premium subscription upgrade potential, lower retention rates (especially in times of economic uncertainty where marketing and sales budgets are subject to increased scrutiny and reduction), and more limited interaction with our sales and other personnel than sales to large enterprises. Conversely, sales to large enterprises generally entail longer sales cycles, more significant and costly selling and support efforts, and greater uncertainty of completing the sale than sales to SMBs. As our paying customer base continues to expand to include more large enterprise customers, our sales expenses may increase, sales cycles may lengthen and become less predictable, and we may see a greater number of paying customers with longer terms and extended payment terms which, in turn, may increase our paying customer acquisition costs, increase our credit risk, and may in other ways adversely affect our financial results.

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
We have incurred net losses in the past and, although we have achieved profitability in certain periods, we may not be able to achieve or sustain profitability in the future. We generated net income of $1.0 million and $7.4 million for the years ended December 31, 2023 and 2024, respectively, and a net loss of $19.5 million for the year ended December 31, 2025. We had an accumulated deficit of $82.7 million as of December 31, 2025. We plan to continue to invest in our research and development, and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expenses to increase as a result of our growth and operating as a public company and costs incurred in connection with the proposed Merger. Our ability to achieve and sustain profitability in future periods is based on numerous factors, many of which are beyond our control.
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
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer service, and general and administrative functions, and on individual contributors and team leaders in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We cannot provide assurances that we will effectively manage such transitions. While we will strive to make transitions as smooth as possible, the loss or transition in roles of one or more of our executive officers or key employees might significantly delay or prevent the achievement of our business objective and could materially harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. If we fail to develop effective succession plans for our senior management team, and to identify, recruit, onboard, train and integrate strategic hires, our business, operating results, and financial condition could be adversely affected.
Changes by search engines, artificial intelligence services, social networking sites, and other third-party services to their underlying technology configurations or policies regarding the use of their platforms and/or technologies for commercial purposes, including anti-spam policies, may limit the efficacy of certain of our products, tools, and add-ons and as a result, our business may suffer.
Our online visibility management SaaS platform is designed to help our customers connect with consumers across a variety of digital channels, search engines, artificial intelligence services, social networking sites, and other third-party services. These third-party services may adapt and change their strategies and policies over time. Search engines typically provide two types of search results, organic (i.e., non-paid) and purchased listings. Organic search results are determined and organized solely by automated criteria set by the search engine, and a ranking level cannot be purchased. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings, and typically do not publicize the full extent of what has changed in their algorithm (although certain changes may be publicly announced). Changes to search engine algorithms may diminish the efficacy of certain of our products, tools, and add-ons, and potentially render them obsolete. For example, if a given search engine stopped using backlinks in its ranking algorithm, our customers’ perception of our backlink analytics tool, which enables customers to analyze and monitor the backlink profile of their own and other websites, may be adversely impacted. Similarly, if a search engine ceases to manually penalize or take action against web pages for unnatural backlinks, then our customers may determine that auditing their backlinks is unnecessary which could cause them to devalue our backlink audit tool, which enables companies to check whether malicious websites have links to their sites, or cease using it altogether. Additionally, increased adoption of artificial intelligence (or “AI”) for use and responses to internet search queries may result in significant changes to how search engines rank, return, and display responses. As a result of these types of changes we may be required to recalibrate our solutions, products and add-ons by reducing prices, discontinuing the affected product or tool, or otherwise develop new products or tools to meet the needs of our customers. These responses may be costly, may not be effective, and our business may suffer.
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
We rely on leased and third-party owned and managed hardware, software and infrastructure, including third-party data centers and virtual cloud environments and third-party distribution channels to support our operations. With respect to customer data stored in our platform, we primarily use two data centers in the US, as well as Google Cloud and AWS locations in the US. Additionally, for other company data and for certain of our other products, we also use Google Cloud and AWS locations elsewhere in the United States and western Europe, co-location centers in the United States and Europe, and a data center located in Poland. If any of our cloud or data center suppliers experience disruptions or failures, it would take time for the applicable backup data center to become fully functioning, and we would likely experience delays in delivering the affected products and segments of our platform, which may involve incurring significant additional expenses.
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

We may also be subject to additional liability risks for failing to disclose data breaches or other cybersecurity incidents under state data breach notification laws or under the private right of action granted to individuals under certain data privacy laws for actions arising from certain data breaches or cybersecurity incidents, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the “CCPA”). In addition, some regions, such as the EU, the United Kingdom (“UK”), and the United States, have enacted mandatory notification requirements which require companies to notify data protection authorities, state and federal agencies, or affected stakeholders, including affected individuals, of cybersecurity incidents or data breaches. We may also be contractually required to notify certain customers in the event of a cybersecurity incident or data breach pursuant to the applicable customer agreement. These mandatory disclosures regarding a cybersecurity incident or data breach may lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any cybersecurity incident or data breach, whether actual or perceived, may harm our reputation, and we could lose customers or fail to acquire new customers.

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
The use of artificial intelligence and other new and evolving technologies in our offerings and operations may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.
We continue to build and integrate artificial intelligence into our platform, products and throughout our operations, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement, and data protection related risks, including the use of data to train artificial intelligence models. As a result, we could be subject to lawsuits by parties claiming intellectual property infringement, breach of confidential information and data privacy claims. We could also suffer loss of confidentiality, trade secret rights or other intellectual property or proprietary rights, suffer harm to our reputation or incur liability resulting from harm to individuals, civil claims or the violation of laws or contracts to which we are a party. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area, which may give rise to increased contractual and technical requirements from our customers thereby impacting the time required to, and our ability to, acquire and retain customers. For example, the EU’s Artificial Intelligence Act (“EU AI Act”) — the world’s first comprehensive AI law — entered into force in August 2024, with some provisions effective in 2025, and most other provisions scheduled to become effective in August 2026. The EU AI Act imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. Additionally, the EU Commission developed and released a Code of Practice for providers of general-purpose artificial intelligence (“GPAI”) models, which addresses critical areas such as transparency, copyright-related rules and risk management. In the United States, a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. For example, California enacted new laws in 2025 that regulate use of AI and provide consumers with additional protections around companies’ use of AI, such as requiring companies to address issues relating to companion chatbots, algorithmic pricing, and deepfakes and to disclose certain uses of generative AI, and the California Privacy Protection Agency recently finalized regulations under the CCPA regarding the use of automated decision making, which may apply to the AI technologies that we use. Any changes at the federal level, together with state-level laws regulating AI that entered into force in 2025 or are expected to enter into force in 2026, could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Outside of the EU and the United States, other countries such as Peru, China, South Korea and Thailand have adopted AI related laws and regulations, and many other countries such as United Kingdom, Brazil and the Philippines, have draft laws, regulations and guidance in various stages of drafting, introduction and adoption.
If we develop or use AI systems that are governed by the EU AI Act, or other applicable AI related laws and regulations, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, administrative and contractual requirements. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Other new and evolving technologies may result in similar risks to those currently arising in the artificial intelligence context. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

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
The design and development of our products is primarily conducted by our subsidiaries in the Czech Republic, Cyprus, Spain, Serbia, Armenia, Germany, the Netherlands, and Poland. We also have marketing and administrative operations in the same jurisdictions. In addition, members of our sales force are located in Europe, the United Kingdom, and Asia. Approximately 51% and 55% of our revenue for the years ended December 31, 2025 and 2024, respectively, was generated from sales to paying customers located outside the United States including indirect sales through our resellers outside of the United States. Additionally, approximately 30% of our expenses are denominated in Euros. As a result of our international operations and sales efforts, we face numerous challenges and risks that could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow and detect underlying trends in our operations and business, and consequently adversely impact our business, financial condition, and results of operations. Such risks include but are not limited to the following:
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
•fluctuations in foreign currency exchange rates – in particular, the appreciation of the Euro versus the U.S. dollar – which have made our premium subscriptions more expensive for international paying customers and which have increased our expenses for employee compensation and other operating expenses that are paid in Euro and other currencies other than U.S. dollars;
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales and marketing, which depends in part on the amount of spending allocated by our paying customers or potential paying customers on sales and marketing technology and information. In addition to the internal strategy of our paying customers, which is not predictable and is subject to change, this spending depends on worldwide economic and geopolitical conditions. As we continue to see increased economic uncertainty in the United States and abroad, we have seen and may continue to see customers, especially SMBs that are disproportionately impacted by these conditions, reduce or stop spending on our products. Specifically, most of our paying customers are on month-to-month premium subscriptions that can be canceled at any time.
Furthermore, the spending patterns of the SMBs that make up a portion of our paying customer base are difficult to predict and are typically more susceptible to the adverse effects of economic fluctuations. For example, we believe that the significant increase in paid-search cost per click in 2025 had an adverse impact on spending on our products by SMBs and our other smaller customers. Adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than our competitors who do not focus on SMBs to the extent that we do.
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
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. In addition to the Lawsuits described above, these claims, lawsuits, and proceedings could include labor and employment, wage and hour, income tax, commercial, data privacy, intellectual property, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
As our business is global, our activities are also subject to foreign legislation and regulation. In the EU, the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the e-Privacy Directive, and related implementing legislation in the EU member states, and in the UK, the Privacy and Electronic Communications (EC Directive) Regulations 2003, require that accessing or storing information on an internet user’s device, such as through a cookie, is allowed only if the internet user has been informed thereof, and provided prior unambiguous, specific, and informed consent for the placement of a cookie on a user’s device. However, the ePrivacy Directive may be replaced or otherwise modified in the future and we cannot yet determine the impact such future laws, regulations, and standards may have on our use of third-party cookies. Additionally, the use of third-party cookies in the digital advertising ecosystem, particularly in the context of real-time bidding advertising auctions, is subject to increased regulatory scrutiny in the EU and the UK. Several European data protection authorities (including in Belgium, Ireland, UK, Poland, Spain, Luxembourg, and the Netherlands) have launched investigations or inquiries over Google’s and other AdTech companies’ practices concerning the collection and sharing of consumer data through cookies, the outcome of which is still uncertain. These investigations or inquiries could result in the imposition of more stringent standards around consent to place cookies or otherwise restrict the use of third-party cookies for online behavioral advertising. We have also received inquiries from, and engaged in correspondence with, European data protection authorities regarding our practices regarding cookies used on our websites, and the outcome of these inquiries is still uncertain.
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
At the state level, certain state laws govern privacy and security of personal information. The CCPA, for example, broadly defines personal information and provides an expansive meaning to activity considered to be a sale of personal information, requires covered companies to provide specific disclosures to California residents, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale or sharing of personal information and additional protections with respect to certain categories of sensitive information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches involving personal information, which may increase our exposure to litigation. Additionally, similar comprehensive privacy laws have passed in many other states. Other states have also proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. U.S. state privacy laws are changing rapidly and the U.S. Congress has also contemplated federal data privacy legislation to which we could become subject to, if enacted.
Many foreign jurisdictions in which we do business, including the EU, European Economic Area (“EEA”), UK, Canada, Australia, Japan and others have laws and regulations addressing the collection and use of personal data obtained in connection with their territories, which are more restrictive in certain respects than those in the U.S. We maintain offices in the EU (including Cyprus, the Czech Republic, Germany, the Netherlands, Poland, and Spain), and we have customers in the EEA and the UK. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “EU GDPR”), the UK General Data Protection Regulation (“UK GDPR”), and related or otherwise applicable data protection laws in effect in the member states of the EEA and in the UK (together, the “European Data Protection Law”) in connection with the activities of our establishments in the EEA and UK, our offering of goods or services to individuals in the EEA and the UK, and the monitoring of their behavior in these regions. European Data Protection Law places a number of obligations on controllers and processors of personal data, while also establishing rights for individuals with respect to their personal data, including rights of access and deletion in certain circumstances. These obligations include the requirement to obtain consent from individuals in specific situations, provide additional disclosures to individuals regarding data processing activities, implement safeguards to protect the security and confidentiality of personal data, limit personal data retention periods, conduct mandatory data breach notifications in certain circumstances, and put in place specific measures (including contractual requirements) when engaging third-party service providers.
European Data Protection Law also imposes strict rules on the transfer of personal data out of the EEA/UK to third countries deemed to lack adequate privacy protections, including the United States in certain circumstances, unless a derogation applies, or an appropriate transfer safeguard specified by the European Data Protection Law is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and the “International Data Transfer Agreement or Addendum (“IDTA”) approved by the UK Information Commissioner’s Office. International transfers made pursuant to the SCCs and IDTA also need to be analyzed on a case-by-case basis to ensure EEA/UK standards of data protection are met in the jurisdiction where the data importer is based. Any inability to transfer personal data from the EEA/UK to the United States in compliance with data protection laws may impede our operations. Following the UK’s exit from the EU or Brexit, there has been increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK passed the Data (Use and Access) Act in June 2025, which alters the similarities between the UK and EEA data protection regimes and may threaten the UK adequacy decision from the EU Commission allowing the free flow of personal data from the UK to the EEA, which may lead to additional compliance costs and could increase our overall risk. The interaction of the UK’s revised data protection regime with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and could require us to implement different compliance measures for the UK and EEA.
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
We have previously identified, and may in the future identify, customer accounts for our platform and products that may originate from, or are intended to benefit, persons in countries that are subject to U.S. embargoes, including transactions or events in or relating to Cuba, Iran, North Korea, the Crimea region of Ukraine and the so-called Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine.
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
We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses, and we expect to incur additional costs as a result of these efforts. If we are unable to successfully remediate future material weaknesses in our internal control over financial reporting the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by the NYSE, the SEC or other regulatory authorities.
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
As our business continues to grow and if we become more profitable, we anticipate that our income tax obligations could significantly increase. If our existing tax credits and net operating loss carry-forwards become fully utilized, we may be unable to offset or otherwise mitigate our tax obligations to the same extent as in prior years. This could have a material impact to our future cash flows or operating results. Many countries have enacted various aspects of the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global minimum tax (GMT). Based on currently enacted law, the impact of GMT on our 2025 results is not expected to be material, however, the impact could change in the future. Additionally, on January 5, 2026, the OECD announced that a ‘side-by-side’ agreement was reached with member countries creating safe harbors to exempt U.S. multi-nationals from certain of the taxes under the Pillar 2 regime by recognizing the U.S. tax system as a compatible domestic minimum tax regime.
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
We have a limited trading history. Since shares of our Class A common stock were sold in our initial public offering on March 24, 2021 at a price of $14.00 per share, our stock price has ranged from $6.56 to $32.48 through December 31, 2025. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you paid. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•the completion of the proposed Merger;
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their affiliates, who as of December 31, 2025 held in the aggregate 78% of the voting power of our capital stock, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, our directors, executive officers, and their affiliates, held in the aggregate 78% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (a) March 29, 2028, (b) such time as the outstanding shares of Class B common stock represent less than ten percent of the aggregate number of shares of our outstanding common stock and (c) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. Our dual class structure and concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders, and may suppress our stock price, for example by making us ineligible for inclusion on certain market indices.
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
There are no guarantees that we will repurchase shares at favorable prices; and the amount, the frequency, and execution of our share repurchases pursuant to the 2025 Repurchase Program may fluctuate based on our operating results, cash flows, shifting priorities for the use of cash for other purposes such as operational needs, strategic investments and acquisitions, and other capital spending, and other external factors such as changes to tax laws, unfavorable market conditions, and the price of our common stock. To date, we have not initiated any repurchases under the 2025 Repurchase Plan and do not intend to do so before the closing of the Merger. If the Merger does not close, then future share repurchases could affect the trading price of our common stock, increase its volatility, and reduce our cash reserves, which may result in a lower market valuation of our common stock and may not enhance long-term shareholder value or have a positive impact on earnings per share.
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
Item 2. Properties
Our headquarters are located at 800 Boylston Street, Suite 2475, Boston, Massachusetts, USA 02199, where we lease 16,467 square feet of office space. The lease expires in 2027. We use this facility for administration, sales and marketing, technology and development, and professional services. Additionally, we lease 15,950 square feet of office space in Prague, Czech Republic, 24,703 square feet of office space in Barcelona, Spain, 16,921 square feet of office space in Amsterdam, Netherlands, 3,555 square feet of office space in Limassol, Cyprus, and 5,022 square feet of office space in Dallas, Texas. The leases expire at various dates through 2030. We rent serviced office spaces with 25 or more desks in Belgrade, Serbia, Munich, Germany, and Berlin, Germany. The service office contracts expire at various dates through 2027. We believe that these facilities are generally suitable to meet our current needs.
We lease space in data centers in the US and Poland. We also rely on third-party owned and managed virtual cloud environments, including locations in the US and in western Europe. Our data center leases expire between fiscal years 2027 and 2028. We have excess capacity built into our primary data center leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint. See Note 4 “Leases” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our data centers.

Item 3. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For example, in October 2025 the Company became party to stockholder class action and derivative complaint regarding the 2025 Repurchase Program and the Company became subject to the Lawsuits described in the Risk Factors. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the ultimate costs to resolve any pending matter will not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Stockholders

As of February 24, 2026, we had 7 holders of record of our Class A common stock and 4 holders of record of our Class B common stock. The actual number of Class A beneficial stockholders is greater than the number of holders of record because a large portion of our Class A common stock is held in street name by brokers and other nominees.

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
As of December 31, 2025, the Company has utilized the net proceeds from its initial public offering for working capital and general corporate purposes, including investments in sales and marketing and research and development, in accordance with the intended use described in the Prospectus. There has been no material change in the use of proceeds from the IPO as described in our final prospectus.
Issuer Purchases of Equity Securities

In August 2025, we announced the 2025 Repurchase Program under which we are authorized, but not obligated, to purchase up to $150.0 million of our outstanding Class A common stock from time to time on the open market (including pursuant to Rule 10b5-1 trading plans), through privately negotiated transactions, or other available legally permissible means. Our 2025 Repurchase Program does not have a time limit, does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time without prior notice, subject to the discretion of the Company’s management. During both the three months and year ended December 31, 2025, there were no repurchases of Class A common stock under the 2025 Repurchase Plan, and no such repurchases are planned prior to the closing of the Merger.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, and general and administrative functions, contains forward-looking statements based upon current plans, beliefs, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 have been omitted from this Annual Report but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 3, 2025. The period-to-period comparison of financial results is not necessarily indicative of future results.
Company Overview
We are a leading online visibility management SaaS platform. We enable companies globally to identify and reach the right audience for their content, in the right context, and through the right channels. Our platform utilizes data and intelligence at the core surrounded by AI-powered interconnected hubs focused on AI and AI search optimization, search engine optimization, paid advertising, social media management, local marketing, brand marketing, and content marketing. Each of these marketing channel hubs is uniquely designed to ensure our customers can analyze, enhance and measure website navigation and performance, content relevance and authority, and overall prospective customer interests and engagement, and most importantly show how each channel is connected to the others to provide a much needed means for our customers to optimize returns on their investments. Since our founding in 2008, we have achieved a number of significant milestones, including:
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
•2025: Surpassed $460 million in ARR and launched an expanded suite of generative AI products including the AI Visibility Toolkit and Enterprise AIO. Enterprise platform ARR grew to $37 million. AI products surpassed $38 million in ARR. Entered into a Merger Agreement with Adobe.
Recent Developments
On November 18, 2025, we entered into the Merger Agreement, pursuant to which, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Adobe.
Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of Class A common stock and each share of Class B common stock, in each case, issued and outstanding immediately prior to the Effective Time, subject to certain limitations, will be converted into the right to receive $12.00 in cash, without interest. With respect to the outstanding equity awards of the Company, such awards will generally be treated as follows.
Options: Each vested Option and each Option held by a Specified Individual will be cancelled and cashed out for a payment equal to the excess of the Merger Consideration over the exercise price of such Option in respect of each underlying share. Otherwise, each unvested in-the-money Option will be assumed and converted into an Adobe RSU Award, based on the spread value of the Option and the Adobe Trading Price, with no less favorable vesting terms. Options with an exercise price equal to or greater than the Merger Consideration will be cancelled for no consideration.
RSU Awards: Each RSU Award held by a Specified Individual will be cancelled and cashed out for a payment equal to the Merger Consideration in respect of each underlying share. Each other RSU Award will be assumed and converted into an Adobe RSU Award representing equivalent value based on the Adobe Trading Price, with no less favorable vesting terms.
PSU Awards: Each PSU Award that becomes vested at the Effective Time in accordance with the terms of the applicable award agreement will be cancelled and cashed out for a payment equal to the Merger Consideration in respect of each underlying share (with achievement of applicable performance metrics determined based on actual performance in accordance with the terms of the applicable award agreement), and the portion of the award that does not become vested at the Effective Time in accordance with the terms of the applicable award agreement will be forfeited for no consideration. Each other outstanding PSU Award will be assumed and converted into an Adobe RSU Award (with applicable performance goals deemed achieved based on actual performance through the latest practicable date prior to the Closing Date) representing equivalent value based on the Adobe Trading Price, with no less favorable service-based vesting terms.
RS Awards: The restricted stock award relating to shares of Company Common Stock will be assumed and converted into a restricted stock award of Adobe representing equivalent value based on the Adobe Trading Price, with no less favorable vesting terms.
Under the terms of the Merger Agreement, the completion of the Merger is subject to certain customary closing conditions, including, among others: (i) the Company Stockholder Approval, which was obtained on February 3, 2026; (ii) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (iii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (iv) the absence of any law or order restraining, enjoining, or otherwise prohibiting the consummation of the Merger; (v) the expiration of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which has occurred), and receipt of other approvals under specified antitrust and foreign investment laws; and (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on or after the date of the Merger Agreement that is continuing as of immediately prior to the closing.
The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, Adobe and Merger Sub, including, among others, covenants by the Company regarding the conduct of its business during the pendency of the transactions contemplated by the Merger Agreement, public disclosures and other matters. The Company is required, among other things, not to solicit alternative business combination transactions and, subject to certain exceptions, not to engage in discussions or negotiations regarding an alternative business combination transaction.
Both the Company and Adobe may terminate the Merger Agreement under certain specified circumstances, including, among others, (i) if the Merger is not consummated by August 18, 2026, subject to an extension to November 18, 2026, in order to obtain required regulatory approvals, (ii) in the case of Adobe, if the Company materially breaches its covenants not to solicit alternative business combination transactions or the Company’s Board of Directors effects a change of recommendation with respect to the proposed transaction or (iii) in the case of the Company, in order to enter into a definitive agreement with respect to a “superior proposal” subject to certain requirements. In certain circumstances in connection with the termination of the Merger Agreement, including if the Company materially breaches its covenants not to solicit alternative business combination transactions, the Company’s Board of Directors effects a change of recommendation, or the Company terminates the Merger Agreement to enter into a definitive agreement with respect to a “superior proposal,” the Company would be required to pay Adobe a termination fee of $63,000,000 in cash.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto and is incorporated by reference herein. The Merger Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Merger Sub or Adobe. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential disclosure letters provided by each of the Company and Adobe to each other in connection with the signing of the Merger Agreement or in filings of the respective parties with the SEC. These confidential disclosure letters contain information that modifies, qualifies and creates exceptions to the representations and warranties and certain covenants set forth in the Merger Agreement. Moreover, the representations and warranties in the Merger Agreement were used for the purposes of allocating risk between the Company and Adobe rather than establishing matters of fact. Accordingly, the representations and warranties in the Merger Agreement should not be relied on as a characterization of the actual state of facts about the Company, Merger Sub or Adobe. The Merger Agreement should not be read alone but should instead be read in conjunction with the other information regarding the Merger Agreement, the Merger, the Company, Merger Sub, Adobe, their respective affiliates and their respective businesses, that will be contained in, or incorporated by reference into, the proxy statement on Schedule 14A that the Company will file, as well as in the Forms 10-K, Forms 10-Q, Forms 8-K and other filings that the Company may make with the SEC.
Following the completion of the Merger, the Company will be delisted from the NYSE.

Key Factors Affecting Our Performance
We regularly review a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Acquiring New Paying Customers
We expect increasing demand for third-party online visibility software, particularly enterprise and artificial intelligence solutions, to accelerate adoption of our platform and products. Our recurring subscription model provides significant visibility into our future results and we believe ARR is the best indicator of the scale of our platform and products, while mitigating fluctuations due to seasonality and contract term. We define ARR as the total subscription revenue as of a given date that we expect to contractually receive over the subsequent 12 months from customers on an annualized basis, assuming no increases, reductions or cancellations.
As of December 31, 2025 and 2024, we had approximately 108,000 paying customers and 117,000 paying customers, respectively, accounting for $471.4 million and $411.6 million in ARR, respectively. During the year ended December 31, 2025, we experienced a decrease of approximately 9,000 paying customers. This decrease was primarily attributable to continued softness at the lower end of the market where our customer segment includes freelancers and less sophisticated users. We believe this softness is attributable to macro-economic pressures, industry-wide increases in paid search cost-per-click, and some consolidation in the market from AI.
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
Our sales team is largely focused on driving account expansion by encouraging our customers to fully recognize the potential benefit from our comprehensive platform and the additional features and functionalities available in our Enterprise and AI Optimization (“AIO”) solutions. As a result, we continue to see increased momentum cross-selling our broader digital marketing platform within our existing customer base. Our customer cohorts typically experience their lowest dollar-based net revenue retention rate during their second full year after becoming a customer, after which the dollar-based net revenue retention rate typically improves and we are able to drive increased spending across the remaining customers within the cohort.

Our dollar-based net revenue retention rate enables us to evaluate our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net revenue retention rate as of December 31, 2025 and December 31, 2024 was approximately 104% and 106%, respectively. The decrease in our dollar-based net revenue retention was the result of softness in the lower end of the market. In the near term, we anticipate continued pressures on dollar-based net revenue retention as softness at the lower end of the market continues.
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
We have successfully increased ARR per paying customer over time and believe this metric is an indicator of our ability to grow the long-term value of our platform and products. We expect ARR per paying customer to continue to increase as customers adopt our premium offerings and we continue to introduce new products and functionality. Our ARR per paying customer as of December 31, 2025 and 2024 was $4,369 and $3,522, respectively, in absolute unrounded amounts. We define ARR per paying customer as of a given date as ARR from our paying customers as of that date divided by the number of paying customers as of that date. We define the number of paying customers as the number of unique business and individual customers as of a given date. We define a business customer as all accounts that contain a common non-individual business email domain (e.g., all subscriptions with an email domain of @XYZ.com will be considered to be one customer), and an individual customer as an account that uses an individual non-business email domain.
Sustaining Product and Technology Innovation
We have a strong track record of developing new products that have high adoption rates among our paying customers. Our product development organization plays a critical role in continuing to enhance the effectiveness and differentiation of our technology in an evolving landscape and maximizing retention of our existing customers. We intend to continue investing in product development and generative AI to improve our data assets, expand our products and enhance our technological capabilities. We have recently expanded our offerings to include Site Intelligence, a site health and monitoring solution designed to keep websites technically prepared, visible and resilient in the new era of AI and search, and an official app in ChatGPT, and Enterprise AIO, a Semrush Enterprise solution that provides businesses with the tools to track, control, and optimize brand presence across AI-powered search platforms, and AI

Toolkits, an AI-powered, all-in-one platform that provides businesses with streamlined workflows, centralized marketing tools, and the ability to drive measurable performance.
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

	Year Ended December 31,
	2025	2024
	(in thousands)
(Loss) income from operations	$(22,812)	$8,308
Stock-based compensation expense	52,625	27,999
Amortization of acquired intangibles	5,966	4,346
Restructuring and other costs	6,621	2,230
Acquisition-related costs, net	10,938	2,917
Non-GAAP income from operations	$53,338	$45,800
The following table sets forth a reconciliation of our (loss) income from operations (as a percentage of revenue) to non-GAAP income from operations margin (percentage amounts may not sum due to rounding):

	Year Ended December 31,
	2025	2024
(Loss) income from operations (as a percentage of revenue)	(5.1)%	2.2%
Stock-based compensation expense (as a percentage of revenue)	11.9%	7.4%
Amortization of acquired intangibles (as a percentage of revenue)	1.3%	1.2%
Restructuring and other costs (as a percentage of revenue)	1.5%	0.6%
Acquisition-related costs, net (as a percentage of revenue)	2.5%	0.8%
Non-GAAP income from operations margin	12.0%	12.2%
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

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$59,583	$46,996
Net cash provided by (used in) investing activities	162,942	(58,222)
Net cash (used in) provided by financing activities	(7,535)	1,870
Effect of exchange rate changes on cash and cash equivalents	415	(432)
Increase (decrease) in cash and cash equivalents	$215,405	$(9,788)

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$59,583	$46,996
Purchases of property and equipment	(1,793)	(3,802)
Capitalization of internal-use software costs	(14,865)	(7,862)
Free cash flow	$42,925	$35,332
The following table sets forth a reconciliation of our net cash provided by operating activities (as a percentage of revenue) to free cash flow margin (percentage amounts may not sum due to rounding):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities (as a percentage of revenue)	13.4%	12.5%
Purchases of property and equipment (as a percentage of revenue)	(0.4)%	(1.0)%
Capitalization of internal-use software costs (as a percentage of revenue)	(3.4)%	(2.1)%
Free cash flow margin	9.7%	9.4%
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
General and Administrative
General and administrative expenses primarily consist of personnel and related expenses, including salaries, benefits, incentive compensation, and stock-based compensation, associated with our finance, legal, human resources, IT, and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting, and other consulting services, insurance, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We expect to continue to incur additional expenses as a result of the proposed Merger, operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, increases in insurance premiums, investor relations, and professional services. We expect our general and administrative expenses to decrease as a percentage of revenue over time. Our future general and administrative expenses will be significantly dependent on our ability to successfully consummate the Merger as well as related expenses.
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
Income Tax Provision
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We continue to evaluate the need for a valuation allowance, which is dependent on our future financial performance and expected long-term projects. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Our tax expense for the years ended December 31, 2025 and 2024 primarily relates to increased profits in our foreign subsidiaries, the non-deductibility of certain equity awards and the requirement to capitalize certain research and development costs which results in a current U.S. tax provision but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act, or the “OBBBA”, was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has assessed that the legislation effective in 2025 did not have a material impact on our consolidated financial statements as of and for the year ended December 31, 2025.
Results of Operations for the Years Ended December 31, 2025 and 2024
The following tables set forth information comparing our results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$443,644	$376,815
Cost of revenue (1)	86,308	65,477
Gross profit	357,336	311,338
Operating expenses
Sales and marketing (1)	176,593	144,340
Research and development (1)	97,170	80,080
General and administrative (1)	106,385	78,610
Total operating expenses	380,148	303,030
(Loss) income from operations	(22,812)	8,308
Other income, net	12,710	12,094
(Loss) income before income taxes	(10,102)	20,402
Provision for income taxes	9,395	13,027
Net (loss) income	(19,497)	7,375
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(540)	(861)
Net (loss) income attributable to Semrush Holdings, Inc.	$(18,957)	$8,236

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$406	$239
Sales and marketing	7,425	4,742
Research and development	14,764	5,906
General and administrative	30,030	17,112
Total stock-based compensation	$52,625	$27,999

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated (amounts may not sum due to rounding):

	Year Ended December 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	19%	17%
Gross profit	81%	83%
Operating expenses
Sales and marketing	40%	38%
Research and development	22%	21%
General and administrative	24%	21%
Total operating expenses	86%	80%
(Loss) income from operations	(5)%	3%
Other income, net	3%	3%
(Loss) income before income taxes	(2)%	6%
Provision for income taxes	2%	3%
Net (loss) income	(4)%	3%
Net loss attributable to noncontrolling interest in consolidated subsidiaries	—%	—%
Net (loss) income attributable to Semrush Holdings, Inc.	(4)%	3%

Comparison of the Years Ended December 31, 2025 and 2024
Revenue
Our revenue during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$443,644	376,815	$66,829	18%

For the year ended December 31, 2025, revenue increased by $66.8 million. The majority of this increase was driven by strong upsell and cross sell activity, partially offset by continued softness at the lower end of the market where our customer segment includes freelancers and less sophisticated users. This trend is also reflected in the growth of ARR per paying customer to $4,369 as of December 31, 2025 from $3,522 as of December 31, 2024.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$86,308	$65,477	$20,831	32%
Gross profit	$357,336	$311,338	$45,998	15%
Gross margin	81%	83%

For the year ended December 31, 2025, cost of revenue increased by $20.8 million. This increase was primarily driven by a $11.0 million increase to integration and data costs, a $3.5 million increase to depreciation and amortization costs, a $2.5 million increase to personnel costs, a $1.5 million increase in hosting fees, a $1.0 million increase to other costs, and a $0.9 million increase to merchant fees.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$176,593	$144,340	$32,253	22%
Percentage of total revenue	40%	38%

For the year ended December 31, 2025, sales and marketing expense increased by $32.3 million. This increase was primarily driven by a $23.8 million increase in personnel costs as a result of higher wage, commission, and stock-based compensation costs. The increase to sales and marketing expense was also driven by a $3.6 million increase in other costs, primarily driven by increased professional and consulting fees, a $2.9 million increase in advertising costs, and a $1.9 million increase in allocable overhead costs primarily driven by an increase to allocable IT costs.
Research and Development

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$97,170	$80,080	$17,090	21%
Percentage of total revenue	22%	21%
For the year ended December 31, 2025, research and development costs increased by $17.1 million. This increase was primarily driven by a $16.5 million increase in personnel costs as a result of higher wage and stock-based compensation costs.

General and administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$106,385	$78,610	$27,775	35%
Percentage of total revenue	24%	21%
For the year ended December 31, 2025, general and administrative expense increased by $27.8 million. This increase was primarily driven by a $20.2 million increase in personnel costs as a result of higher wage and stock-based compensation costs. The increase was also driven by a $7.3 million increase in professional service costs, including legal expenses, mainly attributable to costs incurred in connection with the Merger.
Other Income, Net

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other income, net	$12,710	$12,094	$616	5%
Percentage of total revenue	3%	3%
For the year ended December 31, 2025, other income, net increased by $0.6 million. This increase was primarily due to an increase in fair value adjustments compared to the prior year.
Provision for Income Taxes

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Provision for income taxes	$9,395	$13,027	$(3,632)	(28)%
Percentage of total revenue	2%	3%
For the year ended December 31, 2025, the provision for income taxes decreased by $3.6 million. The decrease in the provision for income taxes for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to lower (loss) income before income taxes, the effects of changes in the tax provision recorded on the earnings of our profitable foreign subsidiaries, restrictions on the deductibility of equity awards, restrictions on the deductibility of transaction costs, and the impact of the requirement to capitalize and amortize certain research and development costs which results in a current provision for U.S. taxes but no deferred tax benefit as a result of the valuation allowance maintained against our net deferred tax assets.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $264.3 million, short-term investments of $5.0 million and accounts receivable, net of $26.5 million.
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
Net cash provided by operating activities during the year ended December 31, 2025 was $59.6 million, which resulted from a net loss of $19.5 million adjusted for non-cash charges of $84.4 million and a net cash outflow of $5.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $52.6 million of stock-based compensation expense, $14.7 million for amortization of deferred contract costs related to capitalized commissions, $13.9 million of depreciation and amortization expense, $5.0 million of non-cash lease expense, $1.5 million in other non-cash items; partially offset by $2.1 million for accretion of premiums and discounts on investments and $0.9 million for change in fair value included in other income, net. The change in operating assets and liabilities was primarily the result of a $21.9 million increase in deferred revenue, a $13.2 million increase in accounts payable, and a $5.5 million increase in accrued expenses. These inflows were partially offset by a $20.4 million increase in deferred contract costs, an $18.2 million increase in accounts receivable, a $5.3 million decrease in operating lease liabilities, and a $1.7 million increase in prepaid expenses and other current assets. Net cash provided by operating activities for the year ended December 31, 2025 includes $5.0 million of advisory and opinion fees and $0.3 million of filing fees associated with the Merger, as well as $4.9 million of cash outflows associated with changes in the timing of certain bonus payments and equity awards.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2025 was $162.9 million, which resulted from $324.6 million in proceeds from sales and maturities of short-term investments and $7.8 million proceeds from repayment of investment loan receivables. These inflows were partially offset by $140.8 million used to purchase short-term investments, $14.9 million in capitalization of internal-use software costs, $6.4 million used for the purchasing of noncontrolling interest shares, $5.6 million used in cash paid for acquisition of assets and businesses, net of cash acquired, and $1.8 million used in purchases of property and equipment.
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
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $7.5 million and consisted of $10.1 million in taxes paid related to net share settlement of equity awards and $1.1 million in repayment of acquired debt; partially offset by $3.9 million in proceeds related to the exercises of stock options.
Net cash provided by financing activities for the year ended December 31, 2024 was $1.9 million and consisted of $4.1 million in proceeds related to the exercises of stock options; partially offset by $1.6 million in repayment of acquired debt and $0.6 million of cash outflows relating to payments on finance leases.
Share Repurchase Program
In August 2025, we announced the 2025 Repurchase Program under which we are authorized, but not obligated, to repurchase up to $150.0 million of the Company’s outstanding Class A common stock. Under this inaugural program, the Company may purchase its Class A common stock from time to time on the open market (including pursuant to Rule 10b5-1 trading plans), through privately negotiated transactions, or other available legally permissible means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time. During the year ended December 31, 2025, no shares were repurchased under the 2025 Repurchase Program, and no such repurchases are planned prior to the closing of the Merger.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 4 “Leases” to the consolidated financial statements of this Annual Report on Form 10-K. In addition to our leases, we also have commitments with certain data providers expiring at various dates through 2028. For more information regarding our commitments with data providers, see Note 15 “Commitments and Contingencies” to the consolidated financial statements of this Annual Report on Form 10-K. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
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

Costs to Obtain a Contract
We capitalize incremental direct costs of obtaining revenue contracts, which primarily consist of sales commissions paid for new subscription contracts and expansion to recurring subscription contracts. We amortize these commissions over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of our technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as current deferred contract costs, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive (loss) income.

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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of short-term investments, commercial paper, and money market funds. As of December 31, 2025 and 2024, we had cash, cash equivalents, and short-term investments of $269.3 million and $235.6 million, respectively. See Note 3 “Cash, Cash Equivalents, Restricted Cash, and Investments” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an overview of investment balances. The carrying amount of our cash and cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We are obligated by our investment policy to invest the majority of our portfolio into U.S. government securities. We do not enter into investments for trading or speculative purposes. Our short-term investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk
While we have some foreign currency risk related to a small amount of sales denominated in euros and other currencies, we are not currently subject to significant foreign currency exchange risk with respect to revenue as our U.S. and international sales are predominantly denominated in U.S. dollars. However, in the fiscal quarter ended December 31, 2025, we experienced negative impacts on our non-GAAP income from operations margin, and we expect to continue to have foreign currency risk related to expenses denominated in euros and other currencies. Sales denominated in euros reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Increases in the relative value of the U.S. dollar to the euro may negatively affect revenue and other operating results as expressed in U.S. dollars. We incur significant expenses outside the United States denominated in foreign currencies, primarily the euro. In connection with our operations in Europe, where our expenses are incurred in euros and other currencies, we are exposed to some increased foreign currency exchange risk related to additional expenses denominated in euros. If the average exchange rates of any of these foreign currencies strengthen against the dollar, the dollar value of our expenses outside the United States will increase. For example, an immediate 10% decrease or increase in the relative value of the U.S. dollar to the euro would result in a $13.2 million gain or loss on our consolidated statements of operations and cash flows.
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

Item 8. Financial Statements and Supplementary Data
SEMRUSH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Semrush Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Semrush Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – Subscription Revenue
Description of the Matter	The Company recorded consolidated revenue of $443.6 million for the year ended December 31, 2025. As described in Note 2 to the consolidated financial statements, the Company generates revenue primarily from subscriptions to its software-as-a-service offerings and related customer support. The Company offers both monthly and annual subscriptions that provide customers the right to access the Company’s hosted software applications. The Company’s customers do not have the right to take possession of the software during the hosting arrangement.

Auditing the Company’s subscription revenue recognition was especially challenging due to the high volume of transactions and the audit effort required in performing procedures and evaluating audit evidence related to the Company’s subscription revenue.

How We Addressed the Matter in Our Audit	We tested controls that address the risk of material misstatement relating to the recognition of subscription revenue. For example, we tested controls over the recording of subscription revenue over the appropriate subscription term when control is transferred to the customer.

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
Boston, Massachusetts
March 2, 2026

SEMRUSH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$264,280	$48,875
Short-term investments	4,996	186,693
Accounts receivable, net	26,489	8,955
Deferred contract costs, current portion	13,281	10,044
Prepaid expenses and other current assets	15,800	21,617
Total current assets	324,846	276,184
Property and equipment, net	5,349	6,534
Operating lease right-of-use assets	11,248	11,126
Intangible assets, net	40,735	32,055
Goodwill	60,123	56,139
Deferred contract costs, net of current portion	5,596	3,080
Other long-term assets	6,239	5,825
Total assets	$454,136	$390,943
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$23,797	$10,463
Accrued expenses	27,369	20,216
Deferred revenue	93,187	71,827
Current portion of operating lease liabilities	5,407	4,669
Other current liabilities	4,290	6,913
Total current liabilities	154,050	114,088
Deferred revenue, net of current portion	469	235
Deferred tax liability	1,475	1,621
Operating lease liabilities, net of current portion	7,134	7,602
Other long-term liabilities	13	1,045
Total liabilities	163,141	124,591
Commitments and contingencies (Note 15)
Stockholders' equity
Undesignated preferred stock, $0.00001 par value — 100,000 shares authorized, and no shares issued or outstanding as of December 31, 2025 or 2024	—	—
Class A common stock, $0.00001 par value — 1,000,000 shares authorized, 130,443 shares issued, and 129,740 shares outstanding as of December 31, 2025; 125,834 shares issued and outstanding as of December 31, 2024	1	1
Class B common stock, $0.00001 par value — 160,000 shares authorized, and 21,020 shares issued and outstanding as of December 31, 2025; 21,009 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	368,781	322,586
Accumulated other comprehensive income (loss)	2,487	(2,221)
Accumulated deficit	(82,719)	(63,762)
Total stockholders' equity attributable to Semrush Holdings, Inc.	288,550	256,604
Noncontrolling interest in consolidated subsidiaries	2,445	9,748
Total stockholders’ equity	290,995	266,352
Total liabilities and stockholders' equity	$454,136	$390,943
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Year Ended
	December 31,
	2025	2024	2023
Revenue	$443,644	$376,815	$307,675
Cost of revenue	86,308	65,477	52,327
Gross profit	357,336	311,338	255,348
Operating expenses
Sales and marketing	176,593	144,340	126,871
Research and development	97,170	80,080	57,442
General and administrative	106,385	78,610	77,410
Exit Costs	—	—	1,292
Total operating expenses	380,148	303,030	263,015
(Loss) income from operations	(22,812)	8,308	(7,667)
Other income, net	12,710	12,094	12,313
(Loss) income before income taxes	(10,102)	20,402	4,646
Provision for income taxes	9,395	13,027	3,696
Net (loss) income	(19,497)	7,375	950
Net loss attributable to noncontrolling interest in consolidated subsidiaries	(540)	(861)	—
Net (loss) income attributable to Semrush Holdings, Inc.	$(18,957)	$8,236	$950

Net (loss) income attributable to Semrush Holdings, Inc. per share attributable to common stockholders—basic:	$(0.13)	$0.06	$0.01
Net (loss) income attributable to Semrush Holdings, Inc. per share attributable to common stockholders—diluted:	$(0.13)	$0.06	$0.01

Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—basic:	148,540	145,865	142,593
Weighted-average number of shares of common stock used in computing net (loss) income per share attributable to common stockholders—diluted:	148,540	148,862	146,065

Net (loss) income	$(19,497)	$7,375	$950
Other comprehensive income (loss):
Foreign currency translation adjustments	4,690	(1,585)	451
Unrealized gain on investments	18	116	3
Comprehensive (loss) income	(14,789)	5,906	1,404
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiaries	(540)	(861)	—
Comprehensive (loss) income attributable to Semrush Holdings, Inc.	$(14,249)	$6,767	$1,404
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Noncontrolling Interest	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Semrush Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balances at December 31, 2022	$—	43,743,174	$—	97,843,570	$1	$274,057	$(1,206)	$(72,948)	199,904	$—	199,904
Conversion of Class B common stock to Class A common stock	—	74,414,844	1	(74,414,844)	(1)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,917,922	—	—	—	2,240	—	—	2,240	—	2,240
Issuance of common stock in connection with Employee Stock Purchase Plan	—	38,879	—	—	—	264	—	—	264	—	264
Issuance of common stock upon vesting of restricted stock units	—	514,328	—	53,331	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	15,337	—	—	15,337	—	15,337
Cumulative translation adjustment	—	—	—	—	—	—	451	—	451	—	451
Unrealized gain on investments	—	—	—	—	—	—	3	—	3	—	3
Net income	—	—	—	—	—	—	—	950	950	—	950
Acquisition of noncontrolling interest (See Note 9)	—	—	—	—	—	—	—	—	—	5,166	5,166
Balances at December 31, 2023	—	120,629,147	1	23,482,057	—	291,898	(752)	(71,998)	219,149	5,166	224,315
Conversion of Class B Common Stock to Class A Common Stock	—	2,472,847	—	(2,472,847)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,534,375	—	—	—	4,118	—	—	4,118	—	4,118
Issuance of common stock upon vesting of restricted stock units	—	1,197,503	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	27,548	—	—	27,548	—	27,548
Cumulative translation adjustment	—	—	—	—	—	—	(1,585)	—	(1,585)	—	(1,585)
Unrealized gain on investments	—	—	—	—	—	—	116	—	116	—	116
Acquisition of redeemable noncontrolling interest (See Note 9)	9,846	—	—	—	—	—	—	—	—	—	—
Reclassification for Tender Offer obligations (See Note 9)	(3,636)	—	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest at redemption value	978	—	—	—	—	(978)	—	—	(978)	—	(978)
Net loss attributable to redeemable noncontrolling interest	(70)	—	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interest to noncontrolling interest	(7,118)	—	—	—	—	—	—	—	—	7,118	7,118
Net income	—	—	—	—	—	—	—	8,236	8,236	—	8,236
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(791)	(791)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	—	(1,745)	(1,745)
Balances at December 31, 2024	—	125,833,872	1	21,009,210	—	322,586	(2,221)	(63,762)	256,604	9,748	266,352
Conversion of Class B Common Stock to Class A Common Stock	—	100,800	—	(100,800)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,092,157	—	111,408	—	3,879	—	—	3,879	—	3,879
Issuance of common stock upon vesting of restricted stock units	—	3,388,791	—	—	—	—	—	—	—	—	—
Payment of withholding taxes on net share settlements of equity awards	—	(676,065)	—	—	—	(10,135)	—	—	(10,135)	—	(10,135)
Stock-based compensation expense	—	—	—	—	—	51,737	—	—	51,737	—	51,737
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	—	714	—	—	714	—	714
Cumulative translation adjustment	—	—	—	—	—	—	4,690	—	4,690	—	4,690
Unrealized gain on investments	—	—	—	—	—	—	18	—	18	—	18
Net loss	—	—	—	—	—	—	—	(18,957)	(18,957)	—	(18,957)
Acquisition of additional noncontrolling shares	—	—	—	—	—	—	—	—	—	(6,763)	(6,763)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(540)	(540)
Balances at December 31, 2025	$—	129,739,555	$1	21,019,818	$—	$368,781	$2,487	$(82,719)	$288,550	$2,445	$290,995
The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
Operating Activities	2025	2024	2023
Net (loss) income	$(19,497)	$7,375	$950
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization expense	13,865	10,068	6,790
Amortization of deferred contract costs	14,650	12,451	10,379
Amortization (accretion) of premiums and discounts on investments	(2,101)	(3,270)	(6,067)
Non-cash lease expense	5,011	4,570	3,940
Stock-based compensation expense	52,625	27,999	15,337
Non-cash interest expense	—	—	209
Change in fair value included in other income, net	(948)	(1,114)	(3,552)
Deferred taxes	(370)	(1,094)	301
Intangible asset impairment expense	188	511	122
Other non-cash items	1,502	978	858
Changes in operating assets and liabilities
Accounts receivable	(18,156)	708	(3,789)
Deferred contract costs	(20,402)	(12,915)	(13,982)
Prepaid expenses and other current assets	(1,710)	(4,786)	(2,347)
Accounts payable	13,158	450	(7,394)
Accrued expenses	5,489	1,384	1,627
Other current liabilities	3	(507)	(238)
Deferred revenue	21,893	8,479	8,755
Other long-term liabilities	(357)	91	—
Change in operating lease liability	(5,260)	(4,382)	(3,913)
Net cash provided by operating activities	59,583	46,996	7,986
Investing Activities
Purchases of property and equipment	(1,793)	(3,802)	(2,486)
Capitalization of internal-use software costs	(14,865)	(7,862)	(5,165)
Purchases of short-term investments	(140,797)	(151,170)	(257,516)
Proceeds from sales and maturities of short-term investments	324,592	147,500	241,641
Purchases of convertible debt securities	—	(3,650)	(326)
Funding of investment loan receivables	—	(7,757)	—
Proceeds from repayment of investment loan receivables	7,757	—	—
Cash paid for acquisition of assets and businesses, net of cash acquired	(5,574)	(25,902)	(5,066)
Purchase of noncontrolling interest	(6,378)	(5,383)	—
Purchases of other investments	—	(196)	(150)
Net cash provided by (used in) investing activities	162,942	(58,222)	(29,068)
Financing Activities
Proceeds from exercise of stock options	3,879	4,118	2,240
Proceeds from issuance of shares in connection with Employee Stock Purchase Plan	—	—	264
Taxes paid related to net share settlement of equity awards	(10,135)	—	—
Repayment of acquired debt	(1,090)	(1,618)	—
Payment of finance leases	(189)	(630)	(2,523)
Net cash (used in) provided by financing activities	(7,535)	1,870	(19)
Effect of exchange rate changes on cash and cash equivalents	415	(432)	184
Increase (decrease) in cash, cash equivalents and restricted cash	215,405	(9,788)	(20,917)
Cash, cash equivalents and restricted cash, beginning of period	49,060	58,848	79,765
Cash, cash equivalents and restricted cash, end of period	$264,465	$49,060	$58,848
Supplemental cash flow disclosures
Cash paid for interest	$140	$—	$197
Cash paid for income taxes (See Note 12)	$14,744	$12,851	$3,097
Property and equipment purchases included in accounts payable	$—	$49	$585
Unrealized gain on short-term investments	$18	$116	$3
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,198	$2,525	$5,739
Accrued purchase consideration	$200	$4,279	$2,071

The accompanying notes are an integral part of these consolidated financial statements.

SEMRUSH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2025, 2024, and 2023
(in thousands, except share and per share data, unless otherwise noted)
1.Organization and Description of Business
Description of Business
Semrush Holdings, Inc. (“Semrush Holdings”) and its subsidiaries (together the “Company”, or “Semrush”) provide an online visibility management software-as-a-service (“SaaS”) platform. The Company’s platform enables its subscribers to improve their online visibility and drive traffic, including on their websites and social media pages, and distribute highly relevant content to their customers on a targeted basis across various channels to drive high-quality traffic and measure the effectiveness of their digital marketing campaigns. The Company is headquartered in Boston, Massachusetts, and as of December 31, 2025 has wholly owned subsidiaries in the United States, Spain, the Czech Republic, the Netherlands, Cyprus, Serbia, Poland, Germany, Armenia, Canada, France, the United Kingdom, and Vietnam.
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
Revenue Recognition
The Company primarily derives revenue from subscriptions to the Company’s SaaS services and related customer support. For the years ended December 31, 2025, 2024, and 2023, subscription revenue accounted for nearly all of the Company’s revenue. Revenue related to other revenue was not material for the years ended December 31, 2025, 2024 and 2023.
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
Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion. Deferred revenue increased by $21,594 and $13,421 during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024, and 2023, $71,041, $56,050, and $48,870 of revenue was recognized that was included in deferred revenue at the beginning of each respective period.
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
For contracts with an original expected duration greater than one year, the aggregate amount of the transaction price allocated to the performance obligations that were unsatisfied as of December 31, 2025 was $30,398, of which the Company expects to recognize $18,858 over the next 12 months.
For contracts with an original expected duration of one year or less, the Company has applied the practical expedient available under ASC 606 to not disclose the amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2025. For performance obligations not satisfied as of December 31, 2025, and to which this expedient applies, the nature of the performance obligations is consistent with performance obligations satisfied as of December 31, 2025. The remaining durations are less than one year.
Costs to Obtain a Contract
The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts and expansion to recurring subscription contracts, are deferred and recorded as deferred contract costs in the consolidated balance sheets and are amortized over a period of approximately 24 months on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. The 24-month period represents the estimated benefit period of the customer relationship and has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of the Company’s technology development life-cycle, and an estimated customer relationship period based on historical experience and future expectations. Deferred contract costs that will be recorded as expense during the succeeding 12-month period are recorded as deferred contract costs, current portion, and the remaining portion is recorded as deferred contract costs, net of current portion. Amortization of deferred contract costs is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive (loss) income.
Cost of Revenue
Cost of revenue primarily consists of expenses related to supporting and hosting the Company’s platform, acquiring data, AI inferencing costs, merchant account fees, and providing support to the Company’s customers. These costs include salaries, benefits, incentive compensation and stock-based compensation expense related to the management of the Company’s data centers, and the customer support team. In addition to these expenses, the Company incurs third-party service provider costs, such as merchant account fees, data center and networking expenses, allocated overhead costs, depreciation and amortization expense associated with the Company’s property and equipment, and amortization of capitalized software development costs and intangible assets acquired through business combinations and asset acquisitions.
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
As of December 31, 2025 and 2024, no individual customer represented more than 10% of the Company’s accounts receivable. During the years ended December 31, 2025, 2024, and 2023, no individual customer represented more than 10% of the Company’s revenue.
Allowance for doubtful accounts
The Company reduces gross trade accounts receivable by an allowance for doubtful accounts based upon the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable and based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. Provisions for the allowance for doubtful accounts are recorded in general and administrative expense. As of December 31, 2025, the Company recorded an allowance for doubtful accounts of $784. As of December 31, 2024, the Company recorded an immaterial allowance for doubtful accounts.
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
The Company recognizes identifiable assets acquired, liabilities assumed, and noncontrolling interest at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates, or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive (loss) income.
Goodwill and acquired intangible assets
Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment and the fair value of its reporting unit has been determined based on the Company’s enterprise value. As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more likely than not (i.e., greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The Company completed its qualitative assessment and concluded that as of October 1, 2025, it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets and noted no indicators of impairment as of December 31, 2025.
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
For the years ended December 31, 2025, 2024, and 2023 the Company recorded $188, $511, and $122 of impairment expense related to its capitalized software development costs, respectively. Impairment expense related to capitalized software development costs is included in “research and development” in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2025, 2024, and 2023, respectively.
Disclosure of Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, investments, accounts receivable, loan receivables, convertible debt securities, accounts payable, and accrued expenses. The

Company’s investments are classified as available-for-sale and reported at fair value in accordance with the market approach utilizing quoted prices that were directly or indirectly observable. The Company has elected the fair value option in respect to the accounting for its loan receivable investments and convertible debt securities, resulting in increases and decreases in the fair value of such investments being recorded to other income, net for each reporting period. The carrying amount of the remainder of the Company’s financial instruments approximated their fair values as of December 31, 2025 and 2024, due to the short-term nature of these instruments.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense, which is included within sales and marketing expense in the consolidated statements of operations and comprehensive (loss) income, was $46,417, $43,199, and $46,745 for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The foreign currency exchange gain (loss) included in other income, net for the years ended December 31, 2025, 2024, and 2023 was $647, $501, and $(1,116), respectively.
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
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company is more likely than not to be sustained upon audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2025 and 2024, the Company has not recorded any reserves related to uncertain tax positions.
Stock-Based Compensation
The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the recognition of expense related to the fair value of stock-based compensation awards in the consolidated statements of operations and comprehensive (loss) income. For service-based awards, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award with actual forfeitures recognized as they occur.
See Note 14 “Stock-Based Compensation” for further description of the Company’s stock-based compensation plans and a summary of the stock-based award activity for the years ended December 31, 2025, 2024, and 2023.
Comprehensive (Loss) Income
Comprehensive (loss) income is comprised of two components: net (loss) income and other comprehensive (loss) income, which includes other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Such changes include the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments. The tax effect of the cumulative foreign currency translation adjustment and unrealized gain (loss) on investments was not significant for the years ended December 31, 2025, 2024, and 2023.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company adopted the standard as of December 31, 2025 on a prospective basis.
Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. Notable clarifications for public entities include guidance on calculating diluted earnings per share when a loss from continuing operations exists and refined methods for accounting for treasury stock retirements. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact that the updated standard will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The amendments clarify the types of interim reporting as well as the form and content of interim financial statements in accordance with GAAP. Additionally, the ASU introduces a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
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

3.    Cash, Cash Equivalents, Restricted Cash, and Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, amounts held in interest-bearing money market funds, and commercial paper with original maturities of 90 days or less. Cash equivalents are carried at cost, which approximates their fair market value. Short-term investments consist of investments with original maturities greater than 90 days, as of the date of purchase. The Company considers its investment portfolio available-for-sale. The Company adjusts the cost of investments for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest income in the consolidated statements of operations and comprehensive (loss) income.
When the Company holds debt investments classified as available-for-sale pursuant to ASC 320, Investments — Debt Securities, it records available-for-sale securities at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. The

Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company includes interest and dividends on securities classified as available-for-sale in interest income in the consolidated statements of operations and comprehensive (loss) income. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive (loss) income based on the specific-identification method. There were no material realized gains or losses on investments for the years ended December 31, 2025, 2024, or 2023. As of December 31, 2025, the Company had no investments in an unrealized loss position. As of December 31, 2024, the aggregate fair value of investments held by the Company in a continuous unrealized loss position for less than twelve months and greater than twelve months was $47,597 and $38,348, respectively.
Pursuant to ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments, the Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. If impairment exists and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will write down the amortized cost basis to its fair value at the reporting date, recognizing the difference as a loss within other income, net in the consolidated statements of operations. If the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company will determine if any portion of the unrealized loss on the security is due to credit loss. If the impairment is entirely or partially due to credit loss, the Company will measure the credit loss up to the amount of the difference between fair value and amortized cost, and recognize an allowance for credit losses along with the related charge against earnings as a loss within other income, net in the consolidated statements of operations. The remaining impairment amount due to all other factors is recognized in accumulated other comprehensive income (loss) in the consolidated balance sheets. Subsequent changes to the Company’s estimate of credit losses will be recorded as adjustments to the allowance for credit losses and other income, net. For the year ended December 31, 2025, the Company determined that no impairments were required to be recognized in the consolidated statements of operations.
The following is a summary of cash, cash equivalents and short-term investments as of December 31, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
Cash and cash equivalents	$264,280	$—	$—	$264,280
Short-term investments:
U.S. treasury securities	4,978	18	—	4,996
Total short-term investments	4,978	18	—	4,996
Total cash, cash equivalents, and short-term investments	$269,258	$18	$—	$269,276

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Cash and cash equivalents	$48,875	$—	$—	$48,875
Short-term investments:
U.S. treasury securities	186,719	349	(375)	186,693
Total short-term investments	186,719	349	(375)	186,693
Total cash, cash equivalents, and short-term investments	$235,594	$349	$(375)	$235,568
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. As of December 31, 2024, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the years ended December 31, 2025 and 2024.
As of December 31, 2025, the Company held $4,996 in U.S. treasury securities with maturities within one year and no U.S. treasury securities with maturities after one year and within three years.
Restricted Cash
As of December 31, 2025, restricted cash totaled $185 related to cash held as collateral for a letter of credit related to the contractual provisions for one of the Company’s office leases.
The following table is a reconciliation of cash, cash equivalents, and restricted cash included in the accompanying consolidated balance sheets that sum to the total cash, cash equivalents, and restricted cash included in the accompanying consolidated statements of cash flows.

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$264,280	$48,875	$58,848
Restricted cash included in "other long-term assets"	185	185	—
Cash, cash equivalents and restricted cash	$264,465	$49,060	$58,848

4.    Leases
Lease Portfolio Overview
The Company’s operating lease obligations consist of various leases for office space in areas that include, among others, Austin, Texas; Boston, Massachusetts; Dallas, Texas; Trevose, Pennsylvania; Amsterdam, Netherlands; Barcelona, Spain; Limassol, Cyprus; Munich, Germany; Berlin, Germany; Belgrade, Serbia; and Prague, Czech Republic. The Company has lease terms which expire at various times through 2029. Certain leases include extension options, rent escalations, and non-cancellable terms.
The Company categorizes leases at commencement as either operating or finance leases. The Company has operating leases for data centers and facilities, some of which include options to extend the lease terms. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Variable costs, which are based on actual usage, are not included in the measurement of ROUAs and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. Amortization expense of the ROUA for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the effective interest method using an incremental borrowing rate.
The Company made an accounting policy election to not recognize a lease liability or right-of-use asset on its consolidated balance sheet for leases with an initial term of twelve months or less, and instead recognizes such lease payments in the consolidated statements of operations and comprehensive (loss) income on a straight-line basis over the lease term.
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$5,580	$5,262
Short-term lease cost	776	954
Variable lease cost	4,093	4,609
Total lease cost	$10,449	$10,825

	Year Ended December 31,
	2025	2024
Amortization of lease assets	$102	$816
Interest on lease liabilities	4	24
Total finance lease cost	$106	$840

Weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	2.6	2.7
Finance leases	0	0.8
Weighted-average discount rate
Operating leases	6.5%	5.8%
Finance leases	—	7.2%
Future minimum amounts payable as of December 31, 2025 were as follows:

Year Ending December 31,	Operating Leases
2026	6,131
2027	3,922
2028	2,071
2029	405
Thereafter	186
Total lease payments	12,715
Less: imputed interest	(174)
Total lease liabilities	$12,541
As of December 31, 2025 the Company had no operating leases or finance leases that had not yet commenced.
Rent expense related to the Company’s office facilities was $6,355, $6,216, and $5,195 for the years ended December 31, 2025, 2024, and 2023, respectively.

5.    Fair Value Measurement
The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2025 and

December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$234,901	$—	$—	$234,901
U.S. treasury securities	—	4,996	—	4,996
Convertible debt securities (See Note 7)	$—	$—	$3,860	3,860
Total assets	$234,901	$4,996	$3,860	$243,757

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)	Significant Unobservable Inputs (Level 3 Inputs)	Total
Assets:
Money market funds	$6,376	$—	$—	$6,376
U.S. treasury securities	—	186,693	—	186,693
Commercial paper	—	14,918	—	14,918
Convertible debt securities (See Note 7)	—	—	3,593	3,593
Investment loan receivables (See Note 7)	—	—	7,676	7,676
Total assets	$6,376	$201,611	$11,269	$219,256
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
As of December 31, 2025, the Company measured its convertible debt securities (See Note 7 “Other Assets”) on a recurring basis using significant unobservable inputs (Level 3). As of December 31, 2024, the Company measured its investment loan receivables (see Note 7 “Other Assets”), its convertible debt securities (See Note 7 “Other Assets”) and its contingent consideration associated with the acquisition of Datos Inc. on a recurring basis using significant unobservable inputs (Level 3).
Convertible Debt Securities
The Company records its convertible debt securities at fair value on the purchase date. The Company determines the fair value of these investments using the Black-Scholes Merton model. For each reporting period thereafter, these investments are revalued and increases or decreases in their fair values are recorded as adjustments to other income, net within the consolidated statements of operations and comprehensive (loss) income to reflect the gains and losses. Changes in the fair value of these investments can result from changes in the estimated enterprise value of the issuers, the likelihoods and methods of such conversions, and other market factors. Significant judgment is employed in determining the appropriateness of these assumptions as of the purchase date and for each subsequent period. Accordingly, changes in any of the assumptions described above can materially impact the amount of gain or loss the Company records in any given period.
A rollforward of the fair value measurements of the convertible debt securities for the years ended December 31, 2024 and 2025 is as follows:

Balance as of December 31, 2023	$—
Investment in convertible debt security	3,000
Change in fair value included in other income, net	593
Balance as of December 31, 2024	3,593
Change in fair value included in other income, net	267
Balance as of December 31, 2025	$3,860
Investment Loan Receivables
The Company elected to account for its investment loan receivables by utilizing the fair value option. The Company records investment loan receivables at their fair value on the agreement date. Each reporting period thereafter, these receivables are revalued and increases or decreases in their fair values are recorded as an adjustment to other income, net within the consolidated statements of operations and comprehensive (loss) income. The Company generally determines the fair value using the discounted cash flow method. The significant assumptions used to estimate the fair value include the interest rate, risk-free rate, expected repayment date, equity value, equity volatility, expected timing of exercise, and the credit spread assumption specific to the investment loan. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.
A rollforward of the fair value measurements of the investment loan receivable for the year ended December 31, 2025 is as follows:

Balance as of December 31, 2024	$7,676
Change in fair value included in other income, net	762
Repayment of investment loan receivables	(8,438)
Balance as of December 31, 2025	$—
6.    Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2025	2024
Computer equipment	$15,079	$13,707
Furniture and office equipment	2,208	2,033
Leasehold improvements	2,788	2,738
Total property and equipment	20,075	18,478
Less: accumulated depreciation and amortization	(14,726)	(11,944)
Property and equipment, net	$5,349	$6,534

Depreciation and amortization expense related to property and equipment was $3,188, $3,526, and $3,762 for the years ended December 31, 2025, 2024, and 2023, respectively.
7.    Other Assets
Investments in Convertible Debt
In July 2024, the Company purchased a convertible debt security for a total aggregate investment of $3,000 with a maturity date of July 22, 2027 and annual interest rate of 10%. Interest accrues on the note and becomes payable upon conversion or maturity of the note. This convertible debt security is classified as an available-for-sale security. The note was included in other long-term assets in the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively. The Company accounts for the investment by utilizing the fair value option within ASC 825, Financial Instruments (“ASC 825”), and accounting for the entire hybrid instrument at fair value through other income, net. The Company recorded increases in the fair value of the convertible debt security of $267 and $593 during the years ended December 31, 2025 and December 31, 2024, respectively.
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
8.    Net (Loss) Income Per Share
The Company computes net (loss) income per share using the two-class method. Undistributed earnings are allocated between Class A and Class B common stock on a one-to-one basis. As a result, basic and diluted net (loss) income per share of Class A common stock and share of Class B common stock are equivalent. Diluted net (loss) income per share gives effect to all potentially dilutive securities, including stock options, Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”), and Restricted Stock Awards (“RSAs”).
For the year ended December 31, 2025, basic and diluted net loss per share are the same, as the effect of potentially dilutive securities was anti-dilutive due to the net loss incurred. For the years ended December 31, 2024 and 2023, diluted net income per share included the dilutive impact of all potentially dilutive securities.

The following table presents a reconciliation of weighted-average shares outstanding used in the calculation of basic and diluted net (loss) income per share:

	Year ended December 31,
	2025	2024	2023
Weighted-average shares outstanding:
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — basic	148,539,990	145,864,755	142,593,000
Dilutive effect of share equivalents resulting from stock options	—	1,823,191	3,403,051
Dilutive effect of share equivalents resulting from RSUs and RSAs	—	1,173,900	69,282
Weighted-average number of shares of common stock used in computing net income (loss) per share attributable to common stockholders — diluted	148,539,990	148,861,846	146,065,333

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted weighted-average shares outstanding for the periods presented:

	Year ended December 31,
	2025	2024	2023
Stock options	4,881,707	2,224,938	3,748,877
RSUs, PSUs, and RSAs	8,318,737	626,741	1,558,847
Total	13,200,444	2,851,679	5,307,724
For the years ended December 31, 2025, 2024, and 2023, 1,011,278, 1,128,021, and 1,077,726 shares of Class A common stock potentially issuable under PSUs were excluded from the table above, respectively. The performance-based conditions had not been met and were deemed improbable of achievement as of the reporting period end date. See Note 14 “Stock-Based Compensation” for additional information regarding the Company’s PSUs.
9.    Acquisitions, Intangible Assets, and Goodwill
Acquisitions
TopicRanker
On October 17, 2025, the Company completed an asset purchase agreement with TopicRanker Inc. (“TopicRanker”), to acquire substantially all of the assets of TopicRanker for total cash consideration of $2,223, which includes a 12-month hold back amount of $200 to be paid in October 2026. The remaining consideration was paid upon closing. The primary purpose of the acquisition was to integrate TopicRanker’s technology into the Company’s existing suite of tools.
This asset acquisition did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $6,174, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of three holdback payments of $250, $200, and $300, respectively. The first and second holdback payments were paid in the first and fourth quarters of 2025, respectively. The third payment is due in the second quarter of 2026 and is included in other current liabilities within the consolidated balance sheet as of December 31, 2025.
The table below summarizes the Company’s purchase price allocation. The allocation of the purchase price was final as of September 30, 2025.

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

The Company recorded $186 and $739 in transaction costs related to the transaction during the years ended December 31, 2025 and December 31, 2024, respectively, which are included in the consolidated statements of operations and comprehensive (loss) income in its income from continuing operations under the line item, General and administrative.
As of October 16, 2024, the results of Third Door Media’s operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
Exploding Topics
On August 15, 2024, the Company completed an asset purchase agreement with Backlinko, LLC, doing business as Exploding Topics, to acquire substantially all of the assets of Exploding Topics. The Company has accounted for this transaction as a business combination under the acquisition method. The purpose of this asset acquisition was to acquire the traffic generating content of Exploding Topics. The acquisition date fair value of the consideration transferred totaled $2,950 which includes a holdback of $531 half of which was paid in August 2025. The remaining amount is due in August 2026 and is included within other current liabilities within the consolidated balance sheet as of December 31, 2025.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $10,482, including the cash paid at close and the fair value of the deferred purchase payments. The fair value of deferred purchase payments represents the fair value of two payments of $786 each, one of which was paid in July 2025, and one of which will be paid in January 2026. The January 2026 payment amount is included within other current liabilities within the consolidated balance sheet as of December 31, 2025.
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
The Company recorded $257 and $957 in transaction costs related to the transaction during the years ended December 31, 2025 and 2024, respectively, which are included in the consolidated statements of operations and comprehensive (loss) income in its income from continuing operations under the line item, General and administrative.
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
The Company determined that the fair value of the assets acquired and liabilities assumed was $23,374, including the fair value of the noncontrolling interest in Brand 24 of $9,846, which is reflected in the stockholders’ equity section of the consolidated balance sheet as of December 31, 2024. The fair value of the noncontrolling interest on the closing date was estimated considering the implied enterprise value and the acquired percentage of Brand 24. The fair value of deferred purchase payments represents the fair value of two payments of $1,500 each, the first of which was paid in December 2024 and the second of which was paid in November 2025. The deferred purchase payments accrued interest of 2.5% per year.
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
The Company recorded $182 and $790 in transaction costs related to the transaction during the years ended December 31, 2025 and 2024, respectively, which are included in the consolidated statements of operations and comprehensive (loss) income in its income from continuing operations under the line item, General and administrative.
As of April 29, 2024, the results of Brand 24’s operations are included within the Company’s consolidated financial statements. This business combination did not have a material impact on the Company’s consolidated financial statements. Therefore, actual results of operations subsequent to the acquisition date and pro forma results of operations have not been presented.
In May 2024, the Company announced a tender offer to purchase up to 944,616 shares of Brand 24 (the “Tender Offer”) at a price equal to PLN47.0 per share with an opening date for subscriptions of May 31, 2024 and a closing date for subscriptions of July 2, 2024. In July 2024, the Company completed the Tender Offer for outstanding shares of Brand 24 and purchased 135,500 incremental shares for an aggregate cost of $3,684 paid using cash on hand. The Tender Offer increased the Company’s ownership to 312,974 shares representing approximately 72% of the shares of Brand 24. Subsequent to the Tender Offer, the Company has purchased additional shares for an aggregate cost of $8,460 using cash on hand. As of December 31, 2025, the Company held shares representing approximately 95% of the shares of Brand 24.
Intangible Assets
Intangible assets consist of intangible assets resulting from the Company’s acquisitions and its capitalized internal-use software development costs. Intangible assets consist of the following:

	As of December 31, 2025
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	2.8	$11,690	$(4,924)	$6,766
Trade name	2.2	5,726	(3,334)	2,392
Content	2.3	3,231	(2,569)	662
Customer relationships	4.4	13,222	(4,105)	9,117
Capitalized internal-use software	2.6	30,382	(8,584)	21,798
Total as of December 31, 2025		$64,251	$(23,516)	$40,735

	As of December 31, 2024
	Weighted
	Average
	Remaining	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Developed technology	3.8	$8,671	$(2,787)	$5,884
Trade name	3.3	5,324	(2,309)	3,015
Content	2.5	3,142	(1,695)	1,447
Customer Relationships	5.3	12,058	(1,790)	10,268
Capitalized internal-use software	2.6	15,803	(4,362)	11,441
Total as of December 31, 2024		$44,998	$(12,943)	$32,055
During the years ended December 31, 2025, 2024, and 2023, the Company capitalized $14,865, $7,862, and $5,165, respectively, of internal-use software development costs, which are classified as intangible assets on the accompanying consolidated balance sheets, and recorded amortization expense associated with its capitalized software development costs of $4,222, $2,196, and $721, respectively.
Amortization expense for acquired intangible assets was $5,966, $4,346, and $2,307 for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, future amortization expense is expected to be as follows:

Year Ended December 31,	Amount
2026	$11,158
2027	8,596
2028	5,314
2029	2,409
2030	819
Thereafter	12,439
Total	$40,735
Goodwill
The changes in the carrying value of goodwill during the year ended December 31, 2025 were as follows:

Amount
Balance as of January 1, 2025	$56,139
Foreign currency translation adjustment	3,984
Balance as of December 31, 2025	$60,123

10. Exit Costs
The Company did not incur exit costs during the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2023, the Company incurred $1,292 in exit costs. All costs associated with the Company’s exit activities are included in the consolidated statements of operations and comprehensive (loss) income in its income from continuing operations under the line item, Exit Costs.

11.    Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2025	2024
Employee compensation	$10,144	$8,672
Income taxes payable	385	2,118
Other taxes payable	15,557	8,707
Vacation reserves	542	526
Other	741	193
Total accrued expenses	$27,369	$20,216
12.    Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment improves income tax disclosure requirements by requiring public entities, on an annual basis, to provide disclosure of defined categories in the income tax reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. This guidance is effective for annual reporting periods in fiscal years beginning after December 14, 2024. As of December 31, 2025, the Company has adopted ASU 2023-09 prospectively and has enhanced its income tax disclosures included herein, to comply with the requirements. The adoption did not have an impact on the Company's financial statements.
(Loss) income before income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
United States	$(18,127)	$17,039	$(3,568)
Foreign	8,025	3,363	8,214
(Loss) income before income taxes	$(10,102)	$20,402	$4,646

The Company is subject to income taxes in U.S. federal, state, and foreign jurisdictions. The provision for income taxes in the accompanying consolidated financial statements is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Current taxes:
Federal	$6,861	$9,477	$836
Foreign	1,777	2,043	1,784
State	1,127	2,521	775
Total current taxes	9,765	14,041	3,395
Deferred taxes:
Federal	(44)	(871)	227
Foreign	(376)	(222)	74
State	50	79	—
Total deferred taxes	(370)	(1,014)	301
Provision for income taxes	$9,395	$13,027	$3,696

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31,
	2025
	$	%
(Loss) income before income taxes	$(10,102)

U.S. federal taxes at statutory rate	(2,122)	21.0%
State and local income tax, net of federal income tax effect	845	(8.4)%
Foreign tax effects
Semrush Development SL
Statutory tax rate difference	175	(1.7)%
Nontaxable or nondeductible items	160	(1.6)%
Change in valuation allowance	(128)	1.3%
Provision to return	(317)	3.1%
Semrush GmbH
Statutory tax rate difference	122	(1.2)%
Nontaxable or nondeductible items	(2)	—%
Change in valuation allowance	(22)	0.2%
Other items	12	(0.1)%
Brand 24 SA
Statutory tax rate difference	(166)	1.6%
Nontaxable or nondeductible items	18	(0.2)%
Provision to return	47	(0.5)%
Other items	(100)	1.0%
Other foreign jurisdictions	(137)	1.4%
Effect of cross border transactions
FDII	(1,039)	10.3%
Branch income (loss)	176	(1.7)%
Foreign withholding tax	3	—%
Enactment of new tax laws	17	(0.2)%
Nontaxable or nondeductible items	1,287	(12.7)%
Stock compensation	2,854	(28.3)%
Limitation on executive compensation	4,620	(45.7)%
Changes in valuation allowance	1,734	(17.2)%
Other items	1,358	(13.4)%
Total tax	$9,395	(93.0)%
The Company is required to disclose the states that make up greater than 50% of the state tax line item in the effective tax rate table, starting with the largest states first until the Company reaches greater than 50%. For the year ended December 31, 2025, these states were CA, FL, MA, and NY.
The following table is a reconciliation of the US federal statutory rate of 21% to the Company's effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.7	26.4
Foreign income tax rate differential	(1.7)	10.1
Impact of disposition of foreign subsidiaries	—	—
Non-deductible expenses	0.0	0.0
Foreign derived intangible income deduction	(11.7)	(12.4)
Non-deductible executive compensation	4.4	26.3
Permanent differences	2.7	7.0
Deferred statutory rate changes	0.0	(0.7)
Stock compensation	8.0	3.5
Foreign research and development incentive	(1.7)	(7.7)
Tax attribute expiration	4.3	37.4
Change in valuation allowance	29.4	(28.7)
Other, net	2.1	(2.6)
Effective tax rate	63.5%	79.6%
The Company’s effective tax rate for the year ended December 31, 2025 differs from the U.S. statutory rate primarily due to non-deductible executive compensation, non-deductible stock compensation, non-deductible transaction-related costs, the jurisdictional mix of earnings, and state income taxes, partially offset by the change in the valuation allowance maintained against its net deferred tax assets. The Company’s effective tax rate for the years ended December 31, 2024 and December 31, 2023 differs from the U.S. statutory rate primarily due to the jurisdictional mix of earnings and the valuation allowance maintained against its net deferred tax assets.
Income taxes paid, net of refunds received, consisted of the following:

Year Ended December 31,
2025
Federal	$8,841
State and local	2,516
Foreign
Netherlands	1,488
Spain	1,010
Other	889
Total	$14,744
Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and the temporary differences between the assets and liabilities carrying value for financial reporting and the amounts used for income tax purposes. The Company’s significant deferred tax assets (liabilities) components are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,940	$9,152
Capitalized research and development expenditures	23,282	21,684
Accruals and reserves	2,359	3,109
Stock-based compensation	2,958	2,918
Intangibles	1,046	560
Depreciation	150	122
Capital loss carryforwards	1,846	1,837
Finance lease	2,920	2,881
Other deferred tax asset carryforward	372	331
Gross deferred tax assets	41,873	42,594
Valuation allowance	(32,483)	(33,037)
Total deferred tax assets	9,390	9,557
Deferred tax liabilities:
Depreciation	(386)	(483)
Intangibles	(3,048)	(3,159)
Deferred commissions	(4,426)	(3,070)
Operating lease right-of-use assets	(2,606)	(2,602)
Other	(399)	(1,864)
Total deferred tax liabilities	(10,865)	(11,178)
Net deferred tax liabilities	$(1,475)	$(1,621)
The Company’s valuation allowance decreased by $554, primarily as a result of our current year operating results, the expensing of domestic capitalized research and development expenses under the One Big Beautiful Bill Act and an increase in the deferral of certain stock-based compensation expenses against which a valuation allowance is maintained during the year ended December 31, 2025. In assessing the ability to realize the Company’s net deferred tax assets, management considers various factors including taxable income in carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income projections to determine whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on the negative evidence, the Company has determined that the uncertainty regarding realizing its deferred tax assets is sufficient to warrant the need for a full valuation allowance against its worldwide net deferred tax assets.
As of December 31, 2025, the Company had a U.S. capital loss carryforward of $8,066 that expires in 2027. As of December 31, 2025, the Company had U.S. state net operating loss carryforwards of $12,590, substantially all of which expire at various dates through 2044. As of December 31, 2025, the Company had net operating loss carryforwards of $6,015 in other foreign jurisdictions that expire at various dates through 2029.
At December 31, 2025, 2024, and 2023, the Company had no recorded liabilities for uncertain tax positions. In addition, at December 31, 2025, 2024, and 2023, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state, and various foreign jurisdictions. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and material state jurisdictions for the tax years ended 2022 through 2024. Additionally, certain non-U.S. jurisdictions are no longer subject to income tax examinations by authorities for tax years before 2019.

The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $423, as such amounts are considered to be indefinitely reinvested in these jurisdictions. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The amount of any unrecognized deferred tax liability related to undistributed foreign earnings is immaterial.
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
Common Stock Reserved for Future Issuance
As of December 31, 2025, the Company had reserved the following shares of common stock for future issuance pursuant to the 2021 Stock Option and Incentive Plan (the “2021 Plan”):

As of December 31, 2025
Options outstanding	3,890,582
Common stock reserved for future issuance	12,881,074
Restricted stock outstanding	703,267
Restricted stock units and performance stock units outstanding	10,849,133
Total authorized shares of common stock reserved for future issuance	28,324,056

14.    Stock-Based Compensation
The 2021 Plan allows the compensation committee of the Board to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares reserved and available for issuance under the plan will automatically increase each January 1 by the lesser of 5% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In December 2025, the compensation committee of our board of directors approved no increase in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on January 1, 2026.

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
The weighted-average assumptions utilized to determine the fair value of options granted to employees are presented in the following table:

	Year Ended December 31,
	2024	2023
Expected volatility	61.8%	63.1%
Weighted-average risk-free interest rate	4.28%	3.75%
Expected dividend yield	—	—
Expected life – in years	6	6
The Company did not grant options during the year ended December 31, 2025.

A summary of the Company’s option activity as of December 31, 2025, and changes during the year then ended are as follows:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	5,266,163	$8.14	7.08
Granted	—	—
Exercised	(1,203,565)	3.22
Forfeited	(172,016)	10.96
Outstanding at December 31, 2025	3,890,582	9.54	6.26
Options exercisable at December 31, 2025	3,041,602	9.49	6.46
The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and December 31, 2023 was $7.71 and $5.58 per share, respectively. Tax benefits of $2,914, $815, and $1,301 were realized from options during the years ended December 31, 2025, 2024, and 2023, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2025 and 2024 was $9,152 and $21,689, respectively. The aggregate intrinsic value for options exercised during the years ended December 31, 2025, 2024, and 2023 was $9,664, $17,474, and $15,279, respectively. The aggregate intrinsic value for options exercisable as of December 31, 2025 was $7,287.
The aggregate intrinsic value was calculated based on the positive difference, if any, between the estimated fair value of the Company’s common stock on December 31, 2025 and 2024, respectively, or the date of exercise, as appropriate, and the exercise price of the underlying options.
During the years ended December 31, 2025, 2024, and 2023, the Company granted to employees RSU awards for 7,756,009, 3,474,700, and 1,984,086 shares of Class A common stock under the 2021 Plan, respectively.
A summary of RSU activity under the Company’s 2021 Plan for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2025	4,523,499	$12.02	$54,372
Granted	7,052,742	8.10	57,127
Vested	(3,388,791)	11.57	39,208
Forfeited	(583,729)	8.77	5,119
Unvested balance as of December 31, 2025	7,603,721	$7.39	$56,191
During the year ended December 31, 2025, the Company granted to employees RSAs for 927,487 shares of Class A common stock under the 2021 Plan. The weighted average grant date fair value of the RSAs granted was $11.86. The aggregate fair value of the RSAs granted was $11,000. No RSAs were granted during the years ended December 31, 2024 and 2023.
During the years ended December 31, 2025 and 2024, the Company granted PSU awards for 1,819,122 and 1,173,681 shares of Class A common stock under the 2021 Plan.
The Company records stock-based compensation expense related to PSU grants when it is probable that the underlying performance conditions will be recognized. During the years ended December 31, 2025 and 2024, the Company granted PSUs to executives and in relation to certain acquisitions. The executive PSUs and a portion of the acquisition-related awards contained a market component. The Company did not grant PSU awards during the year ended December 31, 2023.
A summary of PSU activity under the Company’s 2021 Plan for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2025	2,151,933	$12.21	$26,275
Granted	1,819,122	10.03	18,246
Vested	—	—	—
Forfeited	(838,012)	11.57	9,696
Unvested balance at December 31, 2025	3,133,043	$11.11	$34,808
The Company has recorded stock-based compensation expense of $52,625, $27,999, and $15,337 during the years ended December 31, 2025, 2024, and 2023, respectively. The following table shows stock-based compensation expense by where the stock-based compensation expense is recorded by line item in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$406	$239	$130
Sales and marketing	7,425	4,742	3,077
Research and development	14,764	5,906	2,213
General and administrative	30,030	17,112	9,917
Total stock-based compensation	$52,625	$27,999	$15,337
As of December 31, 2025, there was $4,442 of unrecognized compensation cost related to unvested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.16 years. As of December 31, 2025, there was $10,828 of unrecognized compensation cost related to unvested RSAs, which is expected to be recognized over a weighted-average period of 2.96 years. As of December 31, 2025, there was $72,971 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.21 years. As of December 31, 2025, there was $24,671 of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.95 years.

15.    Commitments and Contingencies
Data Providers
The Company has commitments with certain data providers expiring at various dates through 2028. As of December 31, 2025, future commitments for data services are as follows:

As of December 31, 2025
2026	$16,480
2027	1,138
2028 and thereafter	369
Total	$17,987
Litigation
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. For example, in October 2025 the Company became party to stockholder class action and derivative complaint regarding the 2025 Repurchase Program and the Company became subject to the Lawsuits described in the Risk Factors. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the ultimate costs to resolve any pending matter will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnification
The Company typically enters into indemnification agreements with customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies and agrees to reimburse the indemnified party for losses suffered or incurred as a result of claims of intellectual property infringement and from time to time, for a more limited number of customer agreements, there may be broader indemnification obligations for third party claims arising from violations of applicable law, breaches of confidentiality obligations, and other similar obligations. These indemnification agreements are provisions of the applicable customer agreement. Based on when clients first sign an agreement for the Company’s service, the maximum potential amount of future payments the Company could be required to make under certain of these indemnification agreements may be unlimited. Based on historical experience and information known as of December 31, 2025, the Company has not incurred any costs for the above guarantees and indemnities.
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

16.    Components of Other Income, Net
The components of other income, net, are as follows:

	Year Ended
	December 31,
	2025	2024	2023
Foreign currency exchange gain (loss)	647	501	(1,116)
Interest income, net	10,448	10,033	9,448
Change in fair value of convertible debt securities	1,029	593	3,552
Other income, net	586	967	429
Total other income, net	$12,710	$12,094	$12,313
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

	Year Ended
	December 31,
	2025	2024	2023
Revenue	$443,644	$376,815	$307,675
Less:
Cost of revenue (a)	80,933	62,026	50,901
Sales (a)	83,875	66,175	52,344
Marketing (a)	80,501	70,458	70,439
Research and development (a)	80,755	74,175	55,229
General and administrative (a)	64,242	58,181	67,121
Other segment items (b)	76,150	37,492	19,308
Other income, net	(12,710)	(12,094)	(12,313)
Provision for income taxes	9,395	13,027	3,696
Net (loss) income	$(19,497)	$7,375	$950
(a) Excludes stock-based compensation, amortization of acquired intangible assets, restructuring, and acquisition-related costs.
(b) Other segment items include those noted in (a) above.

Geographic Data
The Company allocates, for the purpose of geographic data reporting, its revenue based upon the location of the customer. Total revenue by geographic area was as follows:

	Year Ended
	December 31,
	2025	2024	2023
Revenue:
United States	$219,385	$170,732	$146,408
United Kingdom	40,040	34,375	30,044
Other	184,219	171,708	131,223
Total revenue	$443,644	$376,815	$307,675
Property and equipment, net by geographic location consists of the following:

	As of December 31,
	2025	2024
Property and equipment, net:
United States	$2,084	$2,960
Netherlands	1,484	1,775
Spain	990	862
Other	791	937
Total assets	$5,349	$6,534

18.     Subsequent Events
In February 2026 the Company reached 100% ownership in Brand 24 S.A. and is in the process of delisting Brand 24 S.A.’s shares from the Warsaw Stock Exchange.

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
Based on management’s evaluation as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework and concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP an independent registered public accounting firm, as stated in its report which is included herein.

(c) Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Semrush Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Semrush Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Semrush Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
March 2, 2026
(d) Changes in Internal Control Over Financial Reporting
No change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of the fiscal year ended December 31, 2025, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 25, 2025, the Vranesh Family Trust U/A DTD 03/26/2007, a trust for the benefit of Mark Vranesh, a member of our Board of Directors, and his spouse, and of which Mr. Vranesh and his spouse are trustees, terminated its Rule 10b5-1 Trading Plan that was originally adopted on September 9, 2024, and provided for the sale of up to 80,000 shares of our Class A common stock pursuant to the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”), which will be filed with the SEC, no later than 120 days after December 31, 2025. This incorporation by reference to the 2026 Proxy Statement excludes the information under the heading “Pay Versus Performance” therein.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2026 Proxy Statement (excluding the information under the heading “Pay Versus Performance” therein).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2026 Proxy Statement (excluding the information under the heading “Pay Versus Performance” therein).
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2026 Proxy Statement (excluding the information under the heading “Pay Versus Performance” therein).
While not a related persons transaction as defined under Item 404 of Regulation S-K (17 CFR § 229.404), the Company additionally notes that in December 2025 it entered into an arms-length agreement with Adobe pursuant to which Adobe purchased certain Semrush service offerings.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.
The information required by this item is incorporated by reference to the 2026 Proxy Statement under the captions “Report of the Audit Committee of the Board of Directors,” and “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, by and among Semrush Holdings, Inc., Adobe Inc. and Fenway Merger Sub. Inc., dated November 18, 2025.	8-K	001-40276	2.1	11/19/2025

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-253730	3.2	3/16/2021

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Semrush Holdings, Inc., dated June 10, 2024.	8-K	001-40276	3.1	6/10/2024

3.3	Third Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40276	3.1	3/4/2024

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-253730	4.1	3/16/2021

4.2	Investors’ Rights Agreement, dated December 19, 2019, by and among the Registrant and certain of its stockholders.	S-1	333-253730	4.2	3/1/2021

4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors.	S-1/A	333-253730	10.1	3/16/2021

10.2#	Amended and Restated 2019 Stock Option and Grant Plan, and forms of agreements thereunder.	S-1	333-253730	10.2	3/1/2021

10.3#	2021 Equity Incentive Plan, and forms of agreements thereunder.	S-1/A	333-253730	10.3	3/16/2021

10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-253730	10.4	3/16/2021

10.5	Agreement of Lease between the Registrant and BP Prucenter Acquisition LLC, dated November 19, 2018.	S-1	333-253730	10.5	3/1/2021

10.6	First Amendment of Lease between the Registrant and BP Prucenter Acquisition LLC, dated June 23, 2021.	8-K	333-254724	10.1	6/25/2021

10.7#	Senior Executive Incentive Bonus Plan.	S-1/A	333-253730	10.12	3/16/2021

10.8#	Non-Employee Director Compensation Policy.

10.9#	Form of Indemnification Agreement between the Registrant and each of its officers.	S-1/A	333-253730	10.19	3/16/2021

10.10#	Executive Employment Agreement between the Company and Andrew Warden, dated as of September 2, 2021.	10-Q	001-40276	10.1	11/10/2021

10.11#	Offer letter, dated as of September 8, 2022, by and between Semrush Inc. and David Mason.	10-Q	001-40276	10.1	11/14/2022

10.12#	Offer letter, dated as of February 22, 2023, by and between Semrush Holdings, Inc. and Brian Mulroy.	10-Q	001-40276	10.1	5/10/2023

10.13#	Employment Agreement between the Company and Oleg Shchegolev, dated September 8, 2023.	8-K	001-40276	10.1	09/14/2023

10.14#	Employment Agreement between the Registrant and Brian Mulroy, amended and restated as of May 19, 2025	10-Q	001-40276	10.1	08/07/2025

10.15#	Employment Agreement between the Registrant and Andrew Warden, dated September 8, 2023.	10-Q	001-40276	10.3	11/01/2023

10.16#	Employment Agreement between the Registrant and David Mason, dated September 8, 2023.	10-Q	001-40276	10.4	11/01/2023

10.17#	Employment Agreement between the Registrant and Vitalii Obishchenko, amended and restated as of May 16, 2023.	10-Q	001-40276	10.5	11/01/2023

10.18#	Employment Agreement between the Registrant and William Wagner, dated February 24, 2025 and effective March 10, 2025.	10-K	001-40276	10.20	03/03/2025

10.19	Form of Voting and Support Agreement, by and among Adobe Inc. and certain stockholders of Semrush Holdings, Inc.	8-K	001-40276	2.1	11/19/2025

10.20	Employment Agreement between the Company and Eugene Levin, dated November 21, 2025.	8-K	001-40276	10.1	11/26/2025

19.1	Semrush Holdings, Inc. Insider Trading Policy.	10-K	001-40276	10.19	03/03/2025

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Semrush Holdings, Inc. Compensation Clawback Policy.	10-K	001-40276	97.1	03/07/2024

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

__________________
*        Filed herewith.
**    Furnished herewith.
#        Indicates management contract or compensatory plan, contract or agreement.
Item 16. Form 10–K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on March 2, 2026.

SEMRUSH HOLDINGS, INC.

By:	/s/ William Wagner
William Wagner Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Wagner, Brian Mulroy, and David Mason, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Wagner	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
William Wagner

/s/ Brian Mulroy	Chief Financial Officer (Principal Accounting and Financial Officer)	March 2, 2026
Brian Mulroy

/s/ Oleg Shchegolev	Chief Technology Officer and Director	March 2, 2026
Oleg Shchegolev

/s/ Dmitry Melnikov	Director	March 2, 2026
Dmitry Melnikov

/s/ Dylan Pearce	Director	March 2, 2026
Dylan Pearce

/s/ Trynka Shineman Blake	Director	March 2, 2026
Trynka Shineman Blake

/s/ Caroline Tsay	Director	March 2, 2026
Caroline Tsay

/s/ Mark Vranesh	Director	March 2, 2026
Mark Vranesh

/s/ Anna Baird	Director	March 2, 2026
Anna Baird

/s/ Steven Aldrich	Director	March 2, 2026
Steven Aldrich