Form 10-K/A
period 2025-12-31
SEMrush Holdings, Inc.
filed 2026-04-17
CIK 1831840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

1

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
As of April 7, 2026, there were 130,560,924 shares of the registrant’s Class A Common Stock and 20,619,818 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Semrush Holdings, Inc. for the year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2026 (the “Original Form 10-K”).

We are filing this Amendment to amend Part III of the Original Form 10-K to include the information required by, and not included in, Part III of the Original Form 10-K because we did not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2025.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Amendment also contains new certifications by our principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Item 15(a)(3) of Part IV of the Original Form 10-K is amended to include the currently dated certifications as exhibits. No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Except for the Cover Page, Part III, Part IV, Item 15 and the Exhibit Index, no other changes are made to the Original Form 10-K. The Original Filing continues to speak as of the date of the Original Filing, and except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Capitalized terms used, but not defined herein, shall have the meaning ascribed to them in the Original Form 10-K.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our directors, including their ages as of April 17, 2026:

Name(1)	Class	Age	Position(s)	Current Term Expires
Employee Directors:
William Wagner	II	59	Chief Executive Officer and Director	2026
Oleg Shchegolev	III	45	Co-Founder, Chief Technology Officer, and Director	2027
Non-Employee Directors:
Steven Aldrich(2)(3)	II	56	Director	2026
Anna Baird(2)	I	57	Director	2028
Dmitry Melnikov	I	46	Director	2028
Dylan Pearce(3)(4)	II	44	Director	2026
Trynka Shineman Blake(3)(4)	II	52	Director	2026
Caroline Tsay(4)	III	44	Director	2027
Mark Vranesh(2)(4)(5)	III	58	Director	2027
(1)All directors, other than Messrs. Wagner, Shchegolev and Melnikov, qualify as “independent” under the listing standards of the New York Stock Exchange (the “NYSE”).
(2)Member of the audit committee.
(3)Member of the talent and compensation committee.
(4)Member of the nominating and corporate governance committee.
(5)Chairperson of the Board of Directors of the Company (the "Board" or "Board of Directors").

The following table sets forth information regarding our executive officers and significant employees, including their ages as of April 17, 2026:

Name	Age	Positions and Offices Held with the Company
William Wagner(1)	59	Chief Executive Officer and Director
Oleg Shchegolev(1)	45	Co-Founder, Chief Technology Officer, and Director
Eugene Levin	38	President
Brian Mulroy	47	Chief Financial Officer ("CFO")
Andrew Warden	42	Chief Marketing Officer
David Mason	50	Chief Legal Officer and Secretary
(1)Effective March 10, 2025, Oleg Shchegolev voluntarily resigned as Chief Executive Officer ("CEO") and transitioned to Chief Technology Officer ("CTO"). William Wagner commenced as CEO effective March 10, 2025.

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.
Business Experience
Steven Aldrich has served as a member of our Board since March 2023. Mr. Aldrich currently serves as a member of the Board of Directors of Xero Limited (ASX: XRO), a position he has held since September 2020, as a member of the Board of Directors of PerformYard since January 2024, and as the Chairperson of the Board of Directors of Oakland Roots Sports Club since August 2018. Mr. Aldrich served on the Board of Directors of Avantax, Inc. (Nasdaq: AVTA) from June 2017 to May 2023 and Ruby Receptionists from May 2019 through November 2022. In addition, Mr. Aldrich has served as a Board Partner at First Round Capital since June 2023. Mr. Aldrich previously served as the Chief Product Officer at GoDaddy, Inc. from January 2016 through February 2019, and he previously served as their Senior Vice President, Business Applications beginning in 2012. Before joining

GoDaddy, Mr. Aldrich served in various senior management roles at Intuit, Inc. from 1996 through 2008 including Vice President of Strategy and Innovation for the small business division. Mr. Aldrich also served as CEO of Outright Inc., an online bookkeeping service, from 2011 to 2012 when it was acquired by GoDaddy, and as CEO of Posit Science Corporation, a software and services company, from 2008 to 2011. Mr. Aldrich holds a Bachelor of Arts in Physics from the University of North Carolina and an MBA from Stanford University.
Qualifications: We believe Mr. Aldrich is qualified to serve on our Board because of his extensive product management experience, his executive management experience at technology companies focused on serving small businesses, and his prior roles as director.
Anna Baird has served as a member of our Board since March 2023. Ms. Baird currently serves as a Board member of SeatGeek, Inc., a position she has held since August 2021, and since November 2022 has also served part time in Venture Partner and Operating Partner roles at Madrona Ventures, a venture capital firm focused on early stage investments. Previously, Ms. Baird was the Chief Revenue Officer of Outreach Corporation, a sales automation SaaS company, from 2020 to 2022, and Chief Operating Officer from 2018 to 2020. Prior to Outreach, Ms. Baird held executive level positions with technology companies, including serving as CFO of Livongo Health, President and CFO of Radium One, and SVP of Governance, Risk & Compliance at McAfee. Ms. Baird also served as a Partner at KPMG where she focused on technology companies.
Qualifications: We believe that Ms. Baird is qualified to serve on our Board because of her prior roles as a director, executive officer, chief financial officer, and as an accounting partner dedicated primarily to technology related companies including Google and Intuit.
Dmitry Melnikov has served as a member of our Board since October 2012, and also served as our Chief Operating Officer from October 2012 to June 2022. Mr. Melnikov received his Master of Science in Radio Engineering from St. Petersburg Electrotechnical University.
Qualifications: We believe that Mr. Melnikov is qualified to serve as a member of our Board due to his perspective as our former Chief Operating Officer, as well as his experience in online visibility management, search engine optimization, and the SaaS industry.
Dylan Pearce has served as a member of our Board since March 2018. Mr. Pearce currently serves as a Partner at Greycroft Partners, which he joined in 2014. In connection with his role at Greycroft Partners, Mr. Pearce has served on the Board of Directors of other private companies over the course of his career. Mr. Pearce received an MBA from Wharton School, University of Pennsylvania, and a Bachelor of Science from the University of Southern California.
Qualifications: We believe Mr. Pearce is qualified to serve on our Board because of his expertise in the area of software and internet companies.
Oleg Shchegolev has served as a member of our Board since October 2012. Mr. Shchegolev currently serves as our Chief Technology Officer, and prior to that served as our Chief Executive Officer from October 2012 through March 2025. Mr. Shchegolev received his Master of Science in Computer Science from St. Petersburg State Polytechnic University.
Qualifications: We believe that Mr. Shchegolev is qualified to serve as a member of our Board due to his perspective as our Chief Technology Officer, as our former Chief Executive Officer for over twelve years, as well as his experience in online visibility management, search engine optimization, and the SaaS industry.
Trynka Shineman Blake has served as a member of our Board since November 2020. Ms. Blake currently serves as a member of the Board of Directors of TripAdvisor, Inc. (NASDAQ: TRIP), a position she has held since 2019, and Twist Bioscience Corp (NASDAQ: TWST), a position she has held since August 2025. In addition, Ms. Blake served on the Board of Directors of Ally Financial (NYSE: ALLY) from 2018 to 2022, and has served on the Board of Directors of other private and non-for-profit companies, over the course of her career, including her current roles on the Board of Directors of Captura (formerly ImageQuix) since 2022, and Steer since 2024. Previously, Ms. Blake was the CEO of Vistaprint, a global e-commerce company, from 2017 to 2019, and served as the President from 2014 to 2017 and in other leadership roles since 2004, including leadership roles within the marketing division. Ms. Blake received her Bachelor of Arts in Psychology from Cornell University, and her MBA from Columbia Business School.
Qualifications: We believe Ms. Blake is qualified to serve on our Board because of her experience as both a CEO, a marketing professional, and a public company board member.
Caroline Tsay has served as a member of our Board since May 1, 2025. Ms. Tsay has been a director of The Coca-Cola Company (NYSE: KO) since April 2018, a director of Morningstar, Inc. (NASDAQ: MORN) since May 2017, and as a director of Nice Ltd (NASDAQ: NICE) since September 2025. She served as Chief Executive Officer and as a director of Compute Software, Inc., a Mountain View, California-based cloud optimization software company that she co-founded, from January 2017 to November 2022. Ms. Tsay previously served as a director of Rosetta Stone Inc. from December 2014 to July 2018, and as a director of Travelzoo Inc. (NASDAQ: TZOO) from August 2015 to May 2017. Ms. Tsay served as Vice President and General Manager of Software at Hewlett Packard Enterprise Company (NYSE: HPE). Prior to HPE, Ms. Tsay held six years of product leadership roles across the consumer search, e-commerce, and advertising businesses at Yahoo! Inc. Prior to joining Yahoo! in 2007, she spent three years at IBM Global Services as a senior consultant in supply chain and customer relationship management. Ms. Tsay remains active in the technology industry as an investor in venture capital funds and serves as an advisor to venture capital backed companies. Ms. Tsay has been recognized on The National Diversity Council’s Top 50 Most Powerful Women in Technology and the Silicon Valley Business Journal’s 40 Under 40. She earned a B.S. in computer science and an M.S. in management science and engineering, both from Stanford University.
Qualifications: We believe Ms. Tsay is qualified to serve on our Board because of her prior experiences as a public company director, because of her experience as a technology company founder and her extensive leadership roles in the technology industry.
Mark Vranesh has served as the Chairperson of our Board since August 2023 and as a member of our Board since December 2019. Prior to joining our Board, Mr. Vranesh was an advisor to the Company from November 2017 to December 2019. Mr. Vranesh served as the Interim Chief Financial Officer at Halborn Inc. from December 2023 to September 2024, and as the Chief Financial Officer of TuneIn, Inc. from December 2020 to January 2022 and as Interim Chief Financial Officer from January 2020 to July 2020. Mr. Vranesh was also the Chief Financial Officer of Data.ai Inc. (formerly known as App Annie) from August 2015 to April 2017, and Chief Financial Officer of Zynga, Inc. (NASDAQ: ZNGA) from May 2008 to August 2010, Chief Accounting Officer from August 2010 to April 2014, and as Chief Financial Officer from November 2012 to April 2014. Mr. Vranesh currently serves on the Board of Directors of Genuine Inc., and previously served as a member of the Board of Directors of Brightroll, Inc. from 2014 to 2015. Mr. Vranesh also spent over eight years with Ernst & Young LLP in their assurance services practice and received his Bachelor of Science in Business Administration from California Polytechnic State University at San Luis Obispo.
Qualifications: We believe that Mr. Vranesh is qualified to serve on our Board because of his prior roles as director, chief financial officer, and his financial expertise.
William (Bill) R. Wagner has served as our CEO since March 2025 and as a member of our Board since September 2022. Mr. Wagner currently serves on the Board of Directors of Avery Dennison Corp (NYSE: AVY), a position he has held since October 2022. Mr. Wagner previously served as a member of the Board of Directors of Akamai Technologies, Inc. (NASDAQ: AKAM) from April 2018 until February 2025, as a member of the Board of Directors of Blackline (NASDAQ: BL) from October 2023 until May 2025, and as a member of the Board of Directors of ChurnZero, a customer success software provider, from December 2017 through December 2025. Mr. Wagner served as the president and CEO of GoTo Group, formerly known as LogMeIn, Inc., a global SaaS company and pioneer in remote work technology, from December 2015 through January 2022. Prior to becoming CEO, Mr. Wagner was LogMeIn’s Chief Operating Officer since 2013. Prior to that Mr. Wagner was executive Vice President and Chief Operating Officer from October 2010 to November 2012, and Chief Marketing Officer from July 2006 to October 2010, at Vocus, Inc. As part of his three decades in the technology industry, he previously also served in positions at Fiberlink Communications Corporation and AT&T Corporation. Mr. Wagner has an MBA from the Wharton School of the University of Pennsylvania, as well as a BA from Lafayette College.
Qualifications: We believe that Mr. Wagner is qualified to serve on our Board due to his perspective as our Chief Executive Officer and because of his extensive executive-level experience at, and his extensive experience serving as a member of various Boards of, SaaS and global technology companies.
Eugene Levin has served as our President since June 2022, and before that as our Chief Strategy and Corporate Development Officer since March 2016. Mr. Levin served as an Investment Director of Target Global, a venture capital firm, from March 2016 to March 2017, and prior to that as a Partner from November 2014 to March 2016. He also served as the Co-Founder and Head of Marketing at AggroStudios from September 2013 to November 2014. Mr. Levin also served as a Partner of Foresight Ventures and as a Senior Systems Analyst at Cloudmach Inc. Mr. Levin currently serves on the Board of Xsolla SPAC 1 (NASDAQ: XSLLU). Mr. Levin received his master’s degree in Information Technology from Saint Petersburg State Polytechnical University.
David Mason has served as our Chief Legal Officer since October 2022. Mr. Mason previously served as General Counsel and Secretary at EverQuote, Inc. (NASDAQ: EVER) from January 2013 to October 2022. Prior to that Mr. Mason was Deputy General Counsel at Kayak Software Corporation (NYSE: KYAK) from 2011 to 2014, and an associate at the law firm of Bingham McCutchen LLP (now Morgan Lewis LLP). Mr. Mason received his Juris Doctorate from Boston College and his Bachelor of Business Administration from the University of Massachusetts – Amherst.
Brian Mulroy has served as our Chief Financial Officer since April 2023. Prior to this, Mr. Mulroy served as a Senior Vice President of Finance at Microsoft from March 2022 to April 2023 (following its acquisition of Nuance Communications, Inc. (“Nuance”)), Senior Vice President Finance at Nuance from November 2019 through February 2022, and previously VP Financial Planning and Analysis and Corporate Finance at Nuance from March 2016 through October 2019. Prior to that, Mr. Mulroy served in various finance managerial roles at Nuance and Progress Software Corp. Mr. Mulroy received degrees in business and mathematics from Gordon College and his Juris Doctorate from Suffolk University Law School.
Andrew Warden has served as our Chief Marketing Officer since September 2021. Mr. Warden previously served as the Chief Marketing Officer at UnitedLex from November 2019 to June 2021, and prior to that he served as the Chief Marketing Officer at SoftServe from May 2017 to November 2019. Mr. Warden also served as Global Director of Product Marketing and Digital Transformation for GfK from March 2015 to September 2016. Mr. Warden earned his master’s degree in Public Policy and Administration from London School of Economics and Political Science.
Independence of Our Board
Our Class A common stock is listed on the NYSE. Under the listing standards of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, talent and compensation, and nominating and corporate governance committees be independent. Under the listing standards of the NYSE, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the NYSE listing standards. Talent and compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the NYSE listing standards.

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Mr. Aldrich, Ms. Baird, Mr. Pearce, Ms. Shineman Blake, Ms. Tsay and Mr. Vranesh do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the NYSE listing standards. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and any of their affiliated funds, and any transactions involving them described in the section titled “Certain Relationships and Related Person Transactions.”
Family Relationships
None of our directors or executive officers are related by blood, marriage, or adoption to any other director or executive officer.
Involvement in Certain Legal Proceedings
None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.
Corporate Code of Conduct
Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our employees, officers, and directors, including our CEO, CFO, and other executive and senior financial officers. Our Code of Conduct addresses items such as compliance with laws, rules and regulations, conflicts of interest, confidentiality, protection and proper use of company assets, use of technology, including artificial intelligence, in an ethical and responsible manner, acting fairly and with respect and integrity, reporting, accountability and enforcement, bribery, kickbacks and other improper payments, political contributions, compliance with trade controls, and insider trading. The full text of our Code of Conduct is available on our investor relations website at investors.semrush.com under “Governance—Code of Business Conduct and Ethics.”
We intend to disclose any future amendments to our Code of Conduct, or waivers of its requirements, on our website or in filings under the Exchange Act. During the fiscal year ended December 31, 2025 (“fiscal 2025” or “FY 2025”), no waivers were granted from any provision of the Code of Conduct.
Insider Trading Policy
We maintain an insider trading policy governing the purchase, sale, and other dispositions of our securities that are applicable to all of our directors, officers, employees, and consultants. Additionally, it is the Company’s policy to comply with, and we believe our insider trading policy is reasonably designed to ensure compliance with, federal securities laws and the applicable exchange listing requirements. A copy of our insider trading policy was incorporated by reference as Exhibit 19.1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Audit Committee and Audit Committee Financial Expert
The Board has a separately designated audit committee. During fiscal 2025, our audit committee consisted of Anna Baird, Mark Vranesh, Steven Aldrich and Trynka Shineman Blake, with Ms. Baird serving as Chairperson for the entirety of fiscal 2025. Steven Aldrich joined the audit committee in March 2025, and Ms. Shineman Blake resigned from the audit committee in March 2025. The composition of our audit committee (currently and during fiscal 2025) meets the requirements for independence under the NYSE listing standards and SEC rules and regulations. Each member of our audit committee meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of the NYSE. In addition, our Board has determined that each of Ms. Baird and Mr. Vranesh are audit committee financial experts within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such reports.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for fiscal 2025, all required reports were filed on a timely basis under Section 16(a), with the exception of the following: each of Messrs. Levin, Mason, Mulroy, Obishchenko and Warden had one late Form 4 filing related to one transaction.
Non-Employee Director Compensation
Non-Employee Director Compensation Policy
We have adopted a non-employee director compensation policy, which is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Our Board, through the talent and compensation committee, periodically assesses the compensation of our non-employee directors, taking into consideration information and peer group benchmarks provided by its independent compensation consultant. The talent and compensation committee last amended the non-employee director compensation policy in April 2024. Under the policy, each director who is not an employee is paid cash compensation as set forth below:

Position	Annual Cash Retainer ($)
Board of Directors:
Members	35,000
Independent Chairperson(1)	27,500
Lead Independent Director(1)	15,000
Audit Committee:(1)
Members (other than Chair)	10,000
Retainer for Chair	20,000
Talent and Compensation Committee:(1)
Members (other than Chair)	6,250
Retainer for Chair	15,000
Nominating and Corporate Governance Committee:(1)
Members (other than Chair)	4,000
Retainer for Chair	8,000
(1)Chair and committee member retainers are in addition to retainers received for being a member of the Board. No additional compensation is paid for attending individual committee meetings of the Board.
In addition, the non-employee director compensation policy provides that, upon initial election to our Board, each non-employee director will be granted an initial, one-time equity award of stock options or restricted stock units, or a combination thereof, with a value of $250,000 (the “Initial Grant”). The Initial Grant will vest one-third on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, and the remaining two-thirds will vest in equal monthly installments over the following two years, subject to continued service through the applicable vesting date. Furthermore, on the date of each of our annual meeting of stockholders, each non-employee director who continues as a non-employee director following such meeting will be granted an annual equity award of stock options or restricted stock units, or a combination thereof, with a value of

$182,500 (the “Annual Grant”). The Annual Grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service through the applicable vesting date. Such Initial Grants and Annual Grants are subject to full acceleration of vesting upon (a) the termination of such non-employee director’s service relationship with the Company upon or within twelve (12) months following the sale (as defined in the Company’s 2021 Stock Option and Incentive Plan) of the Company, or (b) upon the death or permanent disability of the non-employee director.
We also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors for their attendance at meetings of the Board or any committee thereof.
Each of our non-employee directors is also subject to our Share Ownership Retention Policy. For more information, see “Compensation Discussion and Analysis — Additional Compensation Practices and Policies – Share Ownership Guidelines”.
Non-Employee Director Compensation Table
The following table presents the total compensation for each person who served as a non-employee director during fiscal 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Steven Aldrich(2)	62,056	182,500	—	244,556
Anna Baird(2)	55,000	182,500	—	237,500
Dmitry Melnikov(2)	35,000	182,500	—	217,500
Dylan Pearce(3)	11,313	432,500	—	443,813
Trynka Shineman Blake(2)	50,857	182,500	—	233,357
Mark Vranesh(2)	76,500	182,500	—	259,000
William Wagner(2)(4)	8,250	—	—	8,250
Caroline Tsay(2)(5)	25,061	432,500	—	457,561
(1)The amounts reported represent annual cash retainer amounts earned by each of our non-employee directors during fiscal 2025 pursuant to our Non-Employee Director Compensation Policy. Our annual cash retainers are paid quarterly and are pro-rated in the event a director is appointed during the quarter.
(2)As of December 31, 2025: Mr. Aldrich held 17,692 restricted stock units for our Class A common stock; Ms. Baird held 17,692 restricted stock units for our Class A common stock; Mr. Melnikov held 17,962 restricted stock units for our Class A common stock; Ms. Shineman Blake held an option to purchase 60,000 shares of our Class B common stock and 17,962 restricted stock units for our Class A common stock; Mr. Vranesh held an option to purchase 170,700 shares of our Class B common stock and 17,962 restricted stock units for our Class A common stock; Mr. Pearce held 50,943 restricted stock units for our Class A common stock; and Ms. Tsay held 44,389 restricted stock units for our Class A common stock. Additionally, Mr. Melnikov held options to purchase 119,426 shares of our Class A common stock and 7,839 restricted stock units for our Class A common stock, in each case that were awarded in connection with his previous employment as our Chief Operating Officer. Mr. Melnikov continues to vest in these options and restricted stock units pursuant to their vesting terms.
(3)Mr. Pearce historically elected not to receive compensation for his role as a director, but began receiving compensation as of October 2025. Mr. Pearce received an initial and annual grant in October 2025, and started receiving cash compensation in October 2025. As such the cash fees paid to Mr. Pearce are pro-rated.
(4)Mr. Wagner commenced the role of Chief Executive Officer effective March 10, 2025, and only received cash compensation through the date upon which he ceased to be a non-employee director. Mr. Wagner also did not receive any stock awards during fiscal 2025 in connection with his role as a director. For clarity, the amounts reflected in the Stock Awards column for Mr. Wagner do not reflect equity awards granted to Mr. Wagner in his role as CEO, which is summarized below in "Executive Compensation — 2025 Grants of Plan-Based Awards Table".
(5)Ms. Tsay was appointed to the Board effective May 1, 2025 and was appointed to the nominating and corporate governance committee on July 29, 2025; as such, cash fees paid to Ms. Tsay are pro-rated. For clarity, Ms. Tsay received an initial and annual grant during 2025.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the Company’s executive compensation program – including our executive compensation philosophy, objectives, material terms of compensation, the basis for compensation decisions, and our process for setting and awarding executive compensation – for fiscal 2025, as it relates to the following named executive officers (“NEOs”):

Name	Title(s) During FY 2025
William Wagner	Chief Executive Officer
Oleg Shchegolev(1)	Co-Founder, Chief Executive Officer(1), Chief Technology Officer, and Director
Brian Mulroy	Chief Financial Officer
Eugene Levin	President
Vitalii Obishchenko(2)	Chief Product Officer (and former Chief Operating Officer)
Andrew Warden	Chief Marketing Officer
(1)Effective March 10, 2025, Mr. Shchegolev voluntarily resigned as CEO and transitioned to CTO. Mr. Wagner commenced as CEO effective March 10, 2025.
(2)Effective March 10, 2025, Mr. Obishchenko voluntarily resigned as Chief Operating Officer and transitioned to the Chief Product Officer role. Effective upon such transition, Mr. Obishchenko is no longer an executive officer within the meaning of Rule 3b-7 of the Exchange Act or an "officer" within the meaning of Rule 16a-1(f) of the Exchange Act.
The following CD&A should be read together with the compensation tables and related disclosures set forth below. All references to our Chief Executive Officer or CEO throughout CD&A and the Executive Compensation section below shall refer to Mr. Shchegolev for the period from January 1, 2025 through March 10, 2025, and Mr. Wagner for the remainder of fiscal 2025.
Executive Compensation Philosophy and Objectives
Our success is driven by our experienced leadership team and culture of continuous innovation. We endeavor to employ and retain highly talented leaders in our industry to ensure we are best positioned to execute on our short-term and long-term business, financial, operational, and strategic goals, and to sustain and continue our growth and profitability. The underpinning of our executive compensation program is our philosophy of “paying for performance” — specifically, we seek to pay for performance in a manner that encourages, recognizes, and rewards for both the Company’s, and the individual executive officer’s, performance and the individual’s contributions, while also incentivizing decisions and behavior that drive and sustain long-term stockholder value. To execute on this philosophy, the key objectives of our executive compensation program are:
•Attract & Retain: To attract, employ, motivate, reward, and retain high caliber and experienced executive officers with the skills necessary to successfully lead, manage, maintain, and grow our business and achieve our strategic goals;
•Competitiveness: To provide total compensation that is competitive in our labor market in order to successfully attract, employ, motivate, and retain our executive officers. We generally seek to target a competitive position of compensating our executive officers at the 50th percentile of our peer group;
•Alignment with Stockholder Interests: To align the financial interests and incentives of our executive officers with the long-term interests of our stockholders through equity-based compensation and performance metrics that correlate with long-term stockholder value;

•Long-Term Goals: To drive behaviors and decision-making that lead to long-term growth and sustainability and to focus on achievement of long-term growth-oriented business, financial, operational and strategic goals, and total stockholder value;
•Ownership of Individual Contributions: To incentivize achievement of performance objectives, at a Company and personal level, that are aggressive yet achievable in order to promote enhancing total stockholder value in the short-term; and
•Balance: To strike a balance between the short-term and long-term incentives in order to incentivize careful management of our operating expenses and focus on increasing our operational efficiency, while also balancing the acceleration of growth without taking on undue, excessive risks that may threaten the Company’s value and longevity.
To achieve this, our executive compensation program consists of a mix of “fixed” and “at risk” (or “variable”) compensation elements, with the “at risk” compensation structured to align pay with performance. For more details on our fixed and “at risk” compensation elements, see “— Executive Compensation Program Elements” below.
Compensation Determination Process Overview
Our Board, the talent and compensation committee, our CEO, and our Chief Human Resources Officer (“CHRO”) are all involved in our executive compensation decision-making process. The talent and compensation committee considers a broad range of quantitative and qualitative factors, as outlined below in the “—Roles, Responsibilities and Process – Talent and Compensation Committee” section, to assess the overall performance of our Company and its executives. In determining the compensation of our executive officers (other than our CEO), our talent and compensation committee consults with its independent compensation consultant and the CEO, and takes into consideration information provided by the CHRO, to determine the corporate and individual objectives to be considered in determining each such executive officer’s respective compensation; and consults with the CEO to evaluate the Company’s and each executive officer’s achievement of such objectives and the compensation to be paid. In determining the compensation of our CEO, the talent and compensation committee, consults with our independent compensation consultant, reviews and approves the corporate objectives to be considered in determining the CEO’s compensation, evaluates the Company’s and the CEO’s performance against such goals and objectives, as applicable, and then approves the CEO’s compensation. The CEO does not participate in the talent and compensation committee’s deliberations and decisions regarding his own compensation.
Roles, Responsibilities and Process
Talent and Compensation Committee
Our talent and compensation committee, which is comprised entirely of independent directors and meets the requirements for independence under the NYSE listing standards and SEC rules and regulations, assists our Board in discharging the Board’s responsibilities relating to the compensation of the Company’s executive officers, including reviewing, approving and determining, or making recommendations to our Board regarding, the compensation of our executive officers and directors; administering our equity incentive plans; reviewing and approving, or making recommendations to our Board regarding, grants and awards under incentive compensation and equity plans; reviewing and overseeing strategy and practices relating to attracting highly talented employees and compensation and benefits of our employees; reviewing non-employee director and executive officer compliance with our share ownership retention guideline; retaining and approving the compensation of any compensation advisors; evaluating the independence of any such compensation advisors; and performing an analysis of all elements of compensation separately and in the aggregate. Our talent and compensation committee operates under a written charter adopted by our Board, which provides that the talent and compensation committee has overall responsibility to manage and oversee our employee benefit plans, including its equity incentive plans and awards.

In performing these roles and responsibilities, our talent and compensation committee considers such matters as it deems appropriate, including:
•how our Company performed against the financial, operational, and/or strategic goals established by our talent and compensation committee and the Board, and how each executive officer performed against their individual objectives, as well as their contributions and the likelihood of their potential future contributions to overall performance, and their ability to lead their respective teams and to work collaboratively across the Company as a whole;
•our desire to motivate our executives to achieve their short and long-term financial, operational, and strategic results that align with the best interests of our stockholders;
•the objectives and goals of our compensation program, including attracting, employing, retaining, motivating, and rewarding high caliber and experienced executive officers with the skills necessary to successfully lead, manage, maintain, and grow our business and achieve our strategic goals;
•the amount and mix of compensation paid to executive officers in our peer group and the compensation practices of our peer group, including how our executive officers’ compensation ranks as compared to an analysis of competitive market data from our peer group;
•other advice and market information provided by our talent and compensation committee’s independent compensation consultant;
•historical compensation levels of our executives;
•each individual executive officer’s roles and responsibilities within the Company and their respective expertise, skills, prior experiences, and tenure with the Company and in the industry or related industries;
•the geographic locations where our executive officers reside;
•the input from our CEO and CHRO with respect to individual performance and recommendations from our CEO regarding the compensation of our other named executive officers;
•the competitiveness of the technology executive labor market and the supply of qualified executives, coupled with the cost of replacing an executive officer;
•succession planning considerations; and
•investor sentiment.
Our talent and compensation committee considers these factors collectively, with no single factor being solely determinative of compensation outcomes. Although these qualitative and quantitative factors create a general compensation decision-making framework, there is not a predetermined formula to which these factors are applied that generates the compensation outcomes. The talent and compensation committee, using its expertise, knowledge, and business judgment – including its knowledge of the Company and the industry, and weighing potential risks associated with each decision – retains the ability to exercise its discretion on the final compensation decision.

Independent Compensation Consultant
Our talent and compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with advising on our executive and director compensation programs and related policies. In 2025, the talent and compensation committee retained the services of Compensia, Inc. (“Compensia”), as its external independent compensation consultant. In fiscal 2025, Compensia assisted the talent and compensation committee with, among other things:
•executive pay analysis;
•reviewing and advising on our executive and director compensation programs;
•reviewing and advising on the target total direct compensation opportunities for our executive officers, including base salaries, annual cash incentive compensation, long-term incentive compensation, and bonus compensation in connection with the announced acquisition by Adobe, Inc.; and
•reviewing and making changes to the compensation peer group.
Compensia reported to the talent and compensation committee and had direct access to the Chairperson and the other members of the talent and compensation committee. Compensia does not recommend the actual compensation mix and specifics, although it does use the competitive market data described below to provide ranges for base salary, target annual cash incentive awards, and long-term incentive compensation awards within the Company’s compensation peer group and other relevant compensation survey data for the talent and compensation committee to consider. Compensia also advises the talent and compensation committee on the structure and mix of incentive plans and other potential incentive structures. As requested by the talent and compensation committee, Compensia attends certain talent and compensation committee meetings, executive sessions, and preparatory meetings with the talent and compensation committee chair and certain executive officers.
During 2025, Compensia did not provide services to the Company other than the services to our talent and compensation committee described herein. Our talent and compensation committee performs an annual assessment of its compensation consultant’s independence to determine whether the consultant(s) is independent. Based on its evaluation, the talent and compensation committee has determined that Compensia is independent, that its work has conformed to the independence factors and guidance provided by the SEC rules and the listing standards of the New York Stock Exchange, and that its work has not raised any conflicts of interest.
Role of the CEO and CHRO
In carrying out its roles and responsibilities, the talent and compensation committee seeks the advice and input of our management team, including our CEO and our CHRO. For example, our CHRO presents executive level key performance indicators and other relevant metrics, and reviews the performance objectives pertaining to our CEO. Our CEO is involved in advising the talent and compensation committee on Company-wide performance and incentive factors, and individual objectives, that may be used in establishing the compensation framework and making compensation decisions. Our CEO does not participate in the talent and compensation committee’s deliberations and decisions regarding his own compensation. Additionally, our CEO and CHRO work closely with our executive officers and are able to advise on the achievements and observed performance of such executive officers. Further, our CEO makes recommendations directly to the talent and compensation committee regarding the compensation to be paid to our other executive officers. No executive officer participated in the final deliberations or determinations regarding their own compensation package, except that Mr. Shchegolev voluntarily elected not to receive a base salary or annual cash incentive for FY 2025 for either his CEO or CTO roles.
Additionally, the talent and compensation committee has delegated to our CEO limited authority to grant stock options and/or RSUs to employees who are neither Section 16 officers nor executive recipients of Board-approved awards for the same period under our 2021 Stock Option and Incentive Plan, as amended (the “2021 Plan”). The delegation to the CEO includes limits, including a maximum number of aggregate awards that can be awarded during the specified period and requires that the CEO provide a report to the talent and compensation committee at least quarterly summarizing grant activity under this delegation of authority.
Use of Competitive Market Data and Peer Group Data
Our talent and compensation committee and management worked with Compensia to identify and select a peer group of companies in the software-as-a-service (“SaaS”) industry as a reference group to provide a broad perspective on competitive pay levels and practices. For fiscal 2025, peer companies were selected based on classification as a SaaS company with annual revenues generally between ~$112 million and $1.1 billion and market capitalization generally between ~$670 million and $7.1 billion, profitability, number of employees, and total stockholder return.
For FY 2025, the Company’s peer group, as approved by the talent and compensation committee, consisted of the following 20 companies (our “peer group”):

Amplitude (AMPL)	DigitalOcean Holdings (DOCN)	PagerDuty (PD)	Thryv Holdings (THRY)
Appian (APPN)	Freshworks (FRSH)	Similarweb (SMWB)	Weave Communications (WEAV)
Commerce.com (CMRC) (fka BigCommerce Holdings)	JFrog Ltd (FROG)	Sprinklr (CXM)	Yext (YEXT)
BlackLine (BL)	Klaviyo (KVYO)	Sprout Social (SPT)	Zeta Global Holdings (ZETA)
Braze (BRZE)	Olo (OLO)	Squarespace (SQSP)	Zuora (ZUO)
While we believe that our peer group companies are a good comparator as they are similarly situated with respect to attracting and retaining executives, and also with regards to the nature of their executive officers’ roles, responsibilities, and complexity of industry functions, the talent and compensation committee does not directly or definitively tie any pay elements to specific benchmarks within the peer group. This peer data is used as a market-check analysis and is just one factor out of the various factors outlined in the “— Roles, Responsibilities and Process – Talent and Compensation Committee” section above that is considered in the annual compensation approval process.
In addition to the peer group, in instances where there is insufficient data for specific executive positions within the peer group companies, the talent and compensation committee may also leverage other published and unpublished compensation survey data, information about current market practices and trends, and compensation structures as provided by Compensia or by other sources. For example, for our executive officers who reside outside of the United States, our talent and compensation committee considers data from the Mercer Comptryx Survey and the Equilar Executive Compensation Survey
Considerations of Say-On-Pay Advisory Vote
At our June 5, 2025 annual meeting of stockholders, we held our first non-binding, advisory vote on the compensation of our named executive officers (a “Say-on-Pay” vote) for the fiscal year ended December 31, 2024 ("fiscal 2024" or "FY 2024"), and approximately 99% of the votes cast on the Say-on-Pay vote were voted to approve the compensation of our named executive officers. The talent and compensation committee believes that the vote outcome indicates that stockholders support the structure of our executive compensation program. In light of these results, the talent and compensation committee structured executive compensation for FY 2025 in a manner that was generally consistent with our executive compensation program from the prior fiscal year.
Other Compensation and Governance Practices
The talent and compensation committee regularly reviews best practices in executive compensation and uses the guidelines below to design our compensation programs.
We Do:
•Pay for Performance. We align our executive compensation with stockholder returns by providing a significant portion of our named executive officers’ compensation in the form of awards tied to our short-term and long-term performance.
•Caps on Individual Incentive Awards. We include reasonable caps on individual payouts in our executive cash incentive bonus plan.
•Compensation Risk Assessments. Our talent and compensation committee annually reviews external market considerations, as well as internal considerations and the long-term interests of our stockholders, when making compensation decisions to ensure that excessively risky behaviors or decisions are not incentivized.
•Severance; Accelerated Vesting on Sale Event. All of our executive officers are subject to “double trigger” conditions for the acceleration of vesting of equity awards following a sale event (where the equity award is assumed, continued, or substituted by the acquirer) and such officer resigns for good reason or is terminated without cause within 3 months prior to, or within the 12 months following, such sale event. Where the equity award is not assumed, continued, or substituted by the acquirer, then the vesting of the equity is accelerated upon the sale event. Additionally, all of our senior executive officers are subject to “double trigger” conditions for payment of any cash severance amounts following a sale event.
•Entirely Independent Talent and Compensation Committee. Our talent and compensation committee is comprised entirely of independent directors.
•Independent Compensation Consultant. Our talent and compensation committee retains an independent compensation consultant to advise it.
•Say-on-Pay Vote. We hold an annual non-binding advisory vote to approve the compensation of our named executive officers.
•Share Ownership Retention Policy. We maintain a share ownership retention policy for our executive officers and non-employee directors.
•Clawback Policy. We maintain a clawback policy for executive cash and equity incentive awards consistent with the requirements of Rule 10d-1 of the Exchange Act and the corresponding NYSE listing standards.
We Do Not:
•No Hedging or Pledging of Company Shares. We do not permit hedging or pledging of our shares.
•No Golden Parachute Excise Tax Gross-Ups or other Gross-Ups. We do not provide any tax gross-ups or other guarantees regarding future excise tax reimbursement or payments to our executive officers, including in our pending Adobe Transaction (as defined below).

•No Broad or Excessive Perquisites. We do not provide any perquisites to our executive officers other than those generally available to our employees.
•No Excessive Executive Severance. We do not provide excessive executive severance benefits.
•No Supplemental Retirement Plans. We do not have any defined benefit pension programs or other supplemental executive retirement plans.
•No Guaranteed Short-Term Incentives. We do not provide guaranteed incentive awards to our NEOs.
Executive Compensation Program Elements
The talent and compensation committee reviews and evaluates all compensation components in a comprehensive manner, which allows us also to make compensation determinations that reflect the principles of our compensation philosophy and strategy. We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy. The primary elements of our executive compensation program are:
1.Base salary;
2.Annual cash incentive compensation; and
3.Long-term equity incentive compensation.
Base Salary
We provide a base salary to our named executive officers (other than our CTO who voluntarily elected not to receive a base salary for FY 2025) to compensate them for services rendered on a day-to-day basis and to provide a fixed form of compensation. Base salary also provides guaranteed cash compensation to secure the services of our executive talent. We believe that providing a competitive base salary relative to the companies with which we compete for executive talent is a necessary element of a compensation program that is designed to attract, employ, and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward our executive officers for their overall performance.
Base salaries for our named executive officers were established initially at the time the individual was hired. Annually, our talent and compensation committee reviews and adjusts the base salaries of the named executive officers. In connection with hiring and during annual reviews, our talent and compensation committee takes into consideration the following:
•scope of roles, responsibilities, and the functional area that each executive officer oversees, and the importance of the role to the Company’s overall financial, operational, and strategic objectives;
•achievement of individual objectives and key performance indicators, as well as their contributions and the likelihood of their potential future contributions to the Company’s overall performance;
•their ability to lead their respective teams and to work collaboratively across the Company as a whole;
•historical compensation levels;
•compensation practices of our peer group and other competitive market data provided by Compensia (if applicable);

•succession planning considerations and the relative ease or difficulty, and expense, of replacing the individual with a high caliber and qualified person who would be able to step into such business objectives and tasks smoothly and with minimal disruptions;
•internal parity among our executive officers; and
•recommendations from the CEO.
Our talent and compensation committee looks at these considerations holistically and does not assign a specific weight or level of importance to any single factor in making decisions regarding base salary adjustments.
The table below shows the annual base salaries for our named executive officers for fiscal 2025, compared to base salaries for fiscal 2024:

Named Executive Officer	2025 Base Salary ($)	2024 Base Salary ($) (5)	% Change (%)
William Wagner(1)(2)	500,000	—	—%
Oleg Shchegolev (1)(3)	—	—	—%
Brian Mulroy	450,000	410,000	10%
Eugene Levin	395,000	385,000	3%
Vitalii Obishchenko(4)	434,903	393,081	11%
Andrew Warden	410,000	400,000	3%
(1)Effective March 10, 2025, Mr. Shchegolev voluntarily resigned as CEO and transitioned to CTO. Mr. Wagner commenced the role of CEO effective March 10, 2025.
(2)As reflected in the 2025 Summary Compensation Table, Mr. Wagner's base salary was pro-rated for FY 2025 based on his March 10, 2025 start date.
(3)Mr. Shchegolev elected not to receive a base salary in FY 2025 and FY 2024.
(4)Mr. Obishchenko’s employment is based in Amsterdam, Netherlands and his FY 2025 salary was set at Euro 385,000 and his FY 2024 salary was set at Euro 363,353. Mr. Obishchenko’s base salary in Euros therefore differed from his actual paid US dollar based salary of $434,903 and $393,081 for FY 2025 and FY 2024, respectively, as a result of currency fluctuations. For purposes of the disclosure in the table, amounts paid to Mr. Obishchenko have been converted from Euros to USD using the average exchange rate of 1 Euros to 1.130 USD and 1 Euros to 1.082 USD for FY 2025 and FY 2024, respectively.
(5)Base salary changes were effective as of March 1, 2025. Our talent and compensation committee approved base salary increases for fiscal 2025 based on an analysis of our compensation peer group and broad-based compensation surveys.
Annual Cash Incentive Compensation
We provide our executive officers (other than our CTO who voluntarily elected not to receive a cash-based incentive for FY 2025), including the named executive officers, with the opportunity to earn additional annual cash-based incentives in order to compensate them for the achievement of certain financial performance measure targets and individual performance objectives during the prior fiscal year. The performance measures are aimed at motivating our executive officers to make annual progress, both at the Company level and in their areas of respective responsibility, towards our longer-term business, financial, operational, and strategic goals and overall growth, and to align their interests with those of our stockholders. Our Senior Executive Cash Incentive Bonus Plan (the “Company Executive Incentive Plan”), as adopted by our Board, delegates authority to our talent and compensation committee to provide, and determine the achievement of, cash-based incentive compensation, in the form of cash bonuses, to employees selected by our talent and compensation committee, including our named executive officers.
Generally, in the first quarter of each fiscal year, our talent and compensation committee meets to (i) adopt the performance goals that will comprise the cash incentive compensation plan for executives for that fiscal year (each a, “FY Executive Incentive Plan”) under the Company Executive Incentive Plan, and (ii) approve the payment of cash-based incentive compensation under the applicable FY Executive Incentive Plan for the prior year’s performance. Subsequently, typically in the second quarter of each fiscal year, our talent and compensation committee meets to approve the numerical targets associated with the previously approved performance goals. For each FY Executive Incentive Plan, the talent and compensation committee determines which executive officers are participating, the size of the cash incentive compensation pool (both in the aggregate and on an individual level), the performance measures that will be used to determine whether to make the payouts, the method for measuring such performance measures, the weights and associated target levels for each performance measure, and the potential payouts based on the various target levels for each performance measure. The talent and compensation committee is responsible for determining these performance measures, which may include achieving one or more financial, operational, strategic, or other business objectives and/or individual objectives. Under the Company Executive Incentive Plan, the talent and compensation committee has discretion to vary the performance measures on an individual by individual basis in each FY Executive Incentive Plan. Amongst other factors, our talent and compensation committee considers what our Board has approved in our annual operating plan and budget when setting these performance measures. Since adopting the Company Executive Incentive Plan, our talent and compensation committee has anchored annual cash incentives against a mix of corporate financial performance measures and individual performance objectives and has calculated the target amounts payable under the respective FY Executive Incentive Plans as a percentage of the applicable executive’s base salary. In determining the target amounts payable, our talent and compensation committee generally considers the prior year’s executive performance, roles and responsibilities, the total cash compensation being provided to the executive, the executive’s ability to influence our short-term and long-term growth and business performance, prior equity grants and retention value, an analysis of our compensation peer group and broad-based compensation surveys, among other factors. The talent and compensation committee generally seeks to set total direct cash compensation (including cash incentive compensation), when combined with at-risk equity compensation, at approximately the 50th percentile of what our peer group companies provide for overall combined compensation.
The corporate performance objectives and targets typically represent stretch goals that are generally designed to be rigorous and challenging to fully achieve, while at the same time being achievable. The talent and compensation committee believes that establishing objectives in this way incentivizes executives to overachieve. As a result, the talent and compensation committee generally does not expect that all of the corporate performance objectives will be fully achieved in all periods. As such, executive cash incentives can be highly variable from year to year depending on how the Company performs and are not guaranteed.
The individual performance objectives are specific goals and objectives based on the individual’s roles, responsibility, and area of functional oversight, and are identified as objectives that will contribute to achievement of the overall corporate performance targets. The CEO, taking into consideration the executive level key performance indicators presented by the CHRO, advises the talent and compensation committee with respect to setting the individual objectives (except with respect to the CEO himself); and the CHRO advises the talent and compensation committee with respect to setting the CEO’s individuals objectives. The individual objectives emphasize that each executive officer’s individual contribution is critical to the Company’s overall performance. For fiscal 2025, Mr. Wagner's individual objectives centered on personnel assessment and planning, product investment and strategic planning, acquisition strategy and related priorities, and long-term Company strategy and vision; Mr. Shchegolev’s individual objectives centered on developing, researching, and assessing emerging technologies; Mr. Mulroy’s individual objectives centered on oversight of expense reduction and optimization, and launching new technologies and processes to support and optimize finance operations; Mr. Levin’s individual objectives centered on identifying, and executing on, opportunities for strategic acquisitions and investments and realization of return on investment from prior acquisitions and investments; Mr. Obishchenko’s individual objectives centered on product development and improvements resulting in revenue growth and increased retention rates, and developing new metrics for product adoption and conversion; and Mr. Warden’s individual objectives centered on deploying marketing strategies to grow revenue, developing a new Company brand strategy, and deploying new technology in marketing operations.
Achievement of financial performance measure targets and individual performance objectives and the amount of the cash incentive compensation to be awarded to each named executive officer are determined by our talent and compensation committee after the end of the applicable performance period based on our actual performance relative to the corporate-level financial targets and based on each individual executive officer’s performance relative to their individual performance objectives. Under the Company Executive Incentive Plan, the talent and compensation committee may, in its sole discretion and at any time, amend or cancel an executive officer’s actual award. The actual award paid may be below, at, or above a participant’s target award, in the discretion of the talent and compensation committee. Additionally, our Board may in its sole discretion amend or discontinue our Company Executive Incentive Plan, provided such action does not materially and adversely affect rights under any outstanding award without the holder’s consents.
Actual awards are paid in cash only after performance goals have been achieved and, except as described in the "Executive Compensation — Additional Information Relating to our Executive Compensation Program – Potential Payments Upon Termination or Change in Control" section below, require continued employment through the last day of the performance period and the date the actual award is paid. Payment of awards occurs as soon as administratively practicable after they are earned, but no later than within the timeline set forth in our Company Executive Incentive Plan. In light of the public announcement on November 19, 2025, that the Company entered into a definitive agreement to be acquired by Adobe Inc. (such announced transaction, the "Adobe Transaction"), for FY 2025, the talent and compensation committee evaluated the achievement of financial performance measure targets and individual performance objectives, and completed payment of the awards, in December 2025 and with respect to the financial performance measures, the awards were paid based on the actual achievement to date and forecasted achievement for the remainder of FY 2025.
We strongly believe that cash incentives based on corporate performance serve to align the interests of our executives with the interests of our stockholders because they focus executive attention on important metrics aligned with our long-term strategic goals aimed to drive the growth of long-term, sustainable stockholder value. We further believe that basing cash incentives on a mix of corporate performance and individual objectives is important to ensure that all executive officers are incentivized to perform, both individually and collectively.
Fiscal 2025 FY Executive Incentive Plan Performance Measures and Payout Opportunities
Under the FY Executive Incentive Plan for fiscal 2025, the talent and compensation committee selected the following performance measures for our executive officers’ cash-based incentive compensation: (1) ARR Achievement, (2) Adjusted EBITDA Margin, and (3) individual objectives, which for purposes of calculating the total cash-based incentive compensation were weighted 50%, 20%, and 30%, respectively, with final payout amounts calculated on a straight line basis. See “Appendix A — Financial Metrics Definitions” for definitions of ARR Achievement and Adjusted EBITDA Margin.
The maximum payout of a named executive officer’s target annual cash incentive opportunity under the FY Executive Incentive Plan for fiscal 2025 was 200% of their base salary:

(50% ARR Achievement * 200% Maximum)	+	(20% Adjusted EBITDA Margin * 200% Maximum)	+	(30% Individual Objectives * 200% Maximum(1))	=	200% of Target Annual Cash Incentive Opportunity

(1)Individual Objectives are subject to adjustment within the talent and compensation committee’s discretion under the Company Executive Incentive Plan (as described below) with a maximum payout of 200%.
Assuming (i) at the low end of the range, (a) the threshold financial performance measure target for Adjusted EBITDA Margin was achieved, (b) the threshold financial performance measure target for ARR Achievement was not achieved, and (c) a 0% achievement of individual performance objectives; and (ii) at the high end of the range, (a) the maximum financial performance measure targets were achieved for each of Adjusted EBITDA Margin and ARR Achievement, and (b) 200% achievement of individual performance objectives, the potential cash incentive payout opportunities for each NEO (other than the CTO) for FY 2025 ranged from: (i) for Mr. Wagner, from $52,890 to $813,699 (pro-rated based on a March 10, 2025 start date); (ii) for Mr. Mulroy, from $58,500 to $900,000, (iii) for Mr. Levin, from $51,350 to $790,000, (iv) for Mr. Obishchenko, from $56,537 to $869,806, and (v) for Mr. Warden, from $53,300 to $820,000. Annual cash incentives are not guaranteed; if the threshold financial performance measure targets are not achieved (for each of ARR Achievement and Adjusted EBITDA Margin) and the individual objectives are not achieved then an executive officer will not receive a cash incentive.
Fiscal 2025 FY Executive Incentive Plan Performance Targets and Earned FY 2025 Cash Incentive Awards
For FY 2025, our ARR Achievement and Adjusted EBITDA Margin targets were set at $492.1 million and 14.1%, respectively, and our forecasted performance for FY 2025 (as of the date the talent and compensation committee determined achievement of the cash incentive awards) was $467 million and 16.2%, respectively.
The above-referenced financial performance measure targets should not be interpreted as a prediction of how we will perform in future periods. As described above, the purpose of these financial performance measure targets was to establish a method for determining the payment of annual cash incentives.
The annual cash incentives paid to our named executive officers under the FY Executive Incentive Plan for fiscal 2025 are set forth in the table below:

Name		Target Incentive Opportunity		Actual Cash Incentive	Actual v. Target
	FY 2025 Base Salary ($)(1)	(as a % of base salary) (%)(2)	(in Dollars) ($)(3)	Actual Earned FY 2025 Incentive ($)(3)(4)	Total Bonus Payment as a % of Target Bonus Opportunity (%)
William Wagner(3)	500,000	100	500,000	443,059(3)	88.6(3)
Oleg Shchegolev (5)	—	—	—	—	—
Brian Mulroy	450,000	100	450,000	625,050	138.9
Eugene Levin	395,000	100	395,000	548,655	138.9
Vitalii Obishchenko (6)	434,903	100	434,903	622,734	143.2
Andrew Warden	410,000	100	410,000	409,590	99.9
(1)Reflects annual base salaries for FY 2025.
(2)Target Incentive Opportunity assumes each named executive officer will meet their individual performance objectives at 100%.
(3)Mr. Wagner's Target Incentive Opportunity is not pro-rated based on his March 10, 2025 start date, but the Actual Cash Incentive earned for Mr. Wagner reflects such pro-ration.
(4)Not reflected in this table are transaction bonuses related to the Adobe Transaction of $250,000 for each of Messrs. Wagner, Mulroy, Levin, and Obishchenko and $100,000 for Mr. Warden which were granted outside of the FY Executive Incentive Plan.
(5)Mr. Shchegolev voluntarily elected not to receive a base salary or cash incentive compensation in fiscal 2025.
(6)Mr. Obishchenko’s employment is based in Amsterdam, Netherlands and his FY 2025 salary was set at Euro 385,000. Mr. Obishchenko’s base salary in Euros therefore differed from his actual paid US dollar based salary of $434,903 FY 2025, as a result of currency fluctuations. For purposes of the disclosure in the table, Actual Cash Incentive amounts paid to Mr. Obishchenko have been converted from Euros to USD using an exchange rate of 1 Euros to 1.1645 USD.
Long-Term Equity Based Incentive Compensation
Long-term equity incentive compensation in the form of equity awards is a significant and integral part of our overall executive compensation program. Granting equity awards to executives is standard practice within our peer group and industry, and is a necessary compensation component to attract and retain high caliber and experienced executive officers. Additionally, equity awards enable us to align our executive officers’ interests with those of our stockholders, because they focus executive attention on important metrics aligned with our long-term strategic goals, and motivates our executive officers to work towards achieving strong long-term stock price performance and stockholder value. The vesting of equity awards additionally fuels retention as it incentivizes our executives to stay with the Company until their equity vests.
Our 2021 Plan allows our Board, or the talent and compensation committee, to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and/or dividend equivalent rights. Our Board has delegated these roles and responsibilities with respect to equity-based incentive compensation of our named executive officers to our talent and compensation committee.
We generally make equity incentive awards to executive officers (and certain other employees) in connection with promotions, new hires, and for retention purposes. Additionally, the Company makes annual equity incentive awards to executive officers (and sometimes to other employees as needed to create additional incentives in special circumstances) in connection with their total compensation package. For our NEOs, to determine the size of initial hire and subsequent annual equity grants, our talent and compensation committee generally considers prior executive performance, roles and responsibilities, the total cash compensation being provided to the executive, the executive’s ability to influence the Company’s long-term growth and business performance, prior equity grants and retention value, an analysis of our compensation peer group and broad-based compensation surveys (as applicable) prepared by our independent compensation consultant, and recommendations of the CEO (except with respect to his own equity award), among other factors. Additionally, the talent and compensation committee generally seeks to set total direct compensation (including at-risk equity compensation and fixed cash incentive compensation) at approximately the 50th percentile of what our peer group companies provide for overall combined compensation.
Restricted Stock Unit Awards
We grant RSU awards to our executive officers and other employees. RSU awards align the interests of our executive officers and other employees with those of our stockholders and help manage the dilutive effect of our equity compensation program. Our RSU awards are subject to time-based vesting. Because RSU awards have value to the recipient even in the absence of stock price appreciation, RSU awards help us retain and incentivize employees during periods of market volatility, and also result in our granting fewer shares of common stock than through stock options of equivalent grant date fair value. For our executive officers, our talent and compensation committee typically grants RSU awards that vest over a three-year period following a one year cliff, with one-third vesting on the one year anniversary of the grant date and the remainder vesting in quarterly installments thereafter (see the footnotes to the table in “Executive Compensation — Outstanding Equity Awards at Fiscal Year-End” for vesting details of historical grants that differ from the aforementioned vesting schedule). We believe that RSUs subject to time-based vesting help incentivize our executive officers to build value that can be sustained over time. Due to the foregoing actual and perceived benefits of RSUs, the talent and compensation committee decided not to issue stock options as part of the executive compensation package for FY 2025 and instead to issue RSU and PSU awards.
Performance-Based Stock Unit Awards
For fiscal 2025, we granted PSUs to our senior executive officers. PSU awards align the interests of our executive officers with those of our stockholders and incentivize the achievement of pre-established performance metrics intended to drive the growth of our business and long-term stockholder value. PSU awards help us retain and incentivize employees, align with our pay for performance philosophy as they are earned and vest only if we achieve specified performance metrics intended to drive the growth of our business. We believe that PSUs help incentivize our executive officers to build value that can be sustained over time.
The market-based vesting for the PSUs granted in fiscal 2025 is based on the percentile rank of the Company’s total stockholder return (“PSU TSR”) relative to the percentile rank of the PSU TSR of the companies comprising the Russell 2000 Index during a 3-year performance period that commenced on January 1, 2025 and ends on December 31, 2027, unless a “sale event” (as defined in the 2021 Plan) is consummated earlier. The relative PSU TSR percentile rank is calculated as follows:

(		)
	Numeric rank of Company’s PSU TSR(1) relative to the ranks of the PSU Peer Group’s(2) respective PSU TSR’s for the performance period(3)		x	100	=	Relative PSU TSR Percentile Rank

	(total companies in the PSU Peer Group)

(1)For purposes of the fiscal 2025 PSU awards, the PSU TSR is equal to, with respect to each of the Company and each member of the PSU Peer Group, respectively, the quotient of:
a.the sum of (i) the difference obtained by subtracting the applicable beginning stock price for such company from the applicable ending stock price for such company (using a 30-day average stock price at the beginning and ending of the performance period) plus (ii) all dividends and other distributions paid by such company during the performance period (which are treated as reinvested in additional shares of stock at the closing market price as of the ex-dividend date), divided by
b. the applicable beginning stock price for such company.
(2)PSU Peer Group means the companies that are constituents of the Russell 2000 Index as of January 1, 2025, which includes the Company.
(3)For the numeric rank, the company in the PSU Peer Group with the lowest PSU TSR in the Peer Group is ranked 1, and the remaining companies are ranked in ascending order based on PSU TSR.
Provided that the Company’s PSU TSR for the performance period meets the minimum performance threshold below, the PSUs vest at the end of such three-year performance period and the payout is linear based on which percentile within the PSU Peer Group that the Company is ranked at the end of the performance period (e.g., 59th percentile vs. PSU Peer Group = 138% payout). The performance and payout scales applicable to the PSUs granted to our named executive officers in FY 2025 are as follows:

Threshold	Relative PSU TSR Percentile Rank	Payout (as % of Target)
Minimum performance:(1)	25th	50% of Target Payout
Target performance:	50th	100% of Target Payout
Maximum performance:(2)	75th	200% of Target Payout
(1)For achievement below the “minimum performance” threshold, no shares would be earned.
(2)No more than 200% of the target award could be earned.
The talent and compensation committee will determine achievement of the performance metrics, in consultation with its independent compensation consultant within 60 days after the last day of the performance period.
In establishing the PSU grants, the talent and compensation committee considered various models prepared by its independent compensation consultant. For fiscal 2025, Compensia mirrored the analysis that had been performed for fiscal 2025, which included a hypothetical total stockholder return program measured against 3 different indices – Russell 3000, Russell 2000 and S&P Americas SmallCap Software & Services Index – which helped the talent and compensation committee evaluate the pros and cons of tying performance against published indices versus internally selected comparator groups. In fiscal 2024, the talent and compensation committee also reviewed various models of different measurement approaches – such as percentile rank vs. index, points vs. index and points vs. median – and different payout scales – such as percentile rank, points vs. median and points vs. index.
With respect to PSU awards, upon a “sale event” (as defined in the 2021 Plan and which definition would cover the Adobe Transaction), the talent and compensation committee determines whether the financial performance metrics have been achieved as of the date of such sale event and if achieved the restrictions and conditions on vesting in the award agreement will lapse immediately prior to the sale event with respect to portion of the award that is deemed earned. Additionally, if the executive officer’s service relationship terminates prior to the end of the performance period due to the executive officer’s death or disability, the award will remain eligible to be earned at the end of the performance period contingent upon achievement of the performance metrics.

Restricted Stock Awards
In fiscal 2025 the talent and compensation committee granted a restricted stock award ("RSA") to our CEO as part of the awards granted to our executive officers for the fiscal year ending December 31, 2026 ("fiscal 2026" or "FY 2026"), as further describe below under "— Long-Term Equity Based Incentive Compensation – 2025 Equity Awards”. RSAs align the interests of our executive officers and other employees with those of our stockholders by tying equity incentives to the performance of our Class A common stock over the long term and by creating retentive effect in connection with the time-based vesting requirement over a period of time. There are no operational or individual performance-based measures associated with an RSA. RSAs are issued as current shares of Class A common stock when granted but are subject to possible forfeiture and certain restrictions such as non-transferability, until they vest according to the applicable vesting schedule. For our CEO, our talent and compensation committee granted an RSA that vests over a three-year period following a one-year cliff, with one-third vesting on the one year anniversary of the grant date and the remainder vesting in quarterly installments thereafter. We believe that RSAs subject to time-based vesting are best suited to help incentivize our CEO to build value that can be sustained over time.
Stock Options
Prior to fiscal 2024, the Company granted stock options to our executive officers. The talent and compensation committee believed that options to purchase shares of our Class A common stock, with an exercise price equal to the market price of our common stock on the date of grant, were inherently tied to both individual and Company performance and were an effective tool to motivate our executive officers to build stockholder value by increasing the stock price. Stock options create an incentive where our executive officers can only realize an upside in value to the extent that the market price of our common stock increases during the period that the option is outstanding, which provides a strong incentive to our executive officers to increase stockholder value following the grant date. Further, because these options typically vest over a four-year period, following a one-year cliff, they incentivize our executive officers to build value that can be sustained over time. As noted above, for fiscal 2025 the talent and compensation committee decided to forgo the issuance of stock options in favor of RSU and PSU awards.
Approved Equity Award Value and Calculation of Shares
Around the first quarter of each fiscal year, the talent and compensation committee approves an overall intended target value to be awarded to each executive officer after considering the factors described above. Once the equity award value has been determined, the number of RSUs to be granted and the target number of PSUs are each adjusted and calculated using the closing price of our common stock on the NYSE on the date of the grant. In the case of PSUs, the final payout is based on the talent and compensation committee’s certification of the achievement of the performance goal, as described below. As a result, the intended target value of any equity awards approved by the talent and compensation committee may differ from the grant date fair values of the RSU and PSU awards as computed in accordance with ASC Topic 718, which are shown in the 2025 Summary Compensation Table.
2025 and 2026 Equity Awards
After considering the factors described above, in fiscal 2025, the talent and compensation committee approved the following equity awards:
•In February 2025, the talent and compensation committee approved annual equity awards in respect of fiscal 2025 for each named executive officer other than Mr. Shchegolev (then serving as CEO). The mix for these annual equity awards consists of 20% PSU awards and 80% RSU awards for all named executive officers.
•In February 2025, subject to, and effective upon, commencement of his employment as CEO, the talent and compensation committee approved an initial hire grant to Mr. Wagner comprised of 45% RSU awards and 55% PSU awards, based on the value of the awards approved as described herein.

•In April 2025, the talent and compensation committee approved a one-time retention equity award to our CFO, Mr. Mulroy, consisting of 50% PSU awards and 50% RSU awards, based on the value of the awards approved as described herein.
•In December 2025, the talent and compensation committee approved annual equity awards in respect of fiscal 2026 for each named executive officer. The mix for these annual equity awards consists of 100% RSU awards for all named executive officers (other than for the CEO who received 100% RSA). Although our CTO did not receive an annual equity award for fiscal 2025, our CTO received an RSU award for fiscal 2026. The talent and compensation committee determined the mix of, and the early approval of, the fiscal 2026 annual equity awards for such named executive officers taking into consideration the contributions to, and timing of, the Adobe Transaction.
For all of the above RSUs and RSA, each vests over a three-year period following a one-year cliff, with one-third vesting on the one-year anniversary of the grant date and the remainder vesting in quarterly installments thereafter, subject to continued employment through the vesting date. The vesting of the 2025 PSU awards is described above under “— Long-Term Equity Based Incentive Compensation – Performance-Based Stock Unit Awards”. For these PSU awards, the talent and compensation committee will not certify the level of achievement for the percentile ranks until 2028 (following the end of the performance period).
The table below shows the intended equity award value approved for our named executive officers in fiscal 2025, the resulting number of RSUs and RSAs actually awarded and the intended number of PSUs awards assuming the target performance threshold is met. No stock options were granted to our named executive officers in 2025. We note that the reported values in our 2025 Summary Compensation Table — see “Executive Compensation — 2025 Summary Compensation Table” — may differ from the values reflected below due to fluctuations in our stock price prior to the actual grant date.

Named Executive Officer		Total Approved Value ($) (1)(2)	Actual Restricted Stock Units (#)	Actual Restricted Stock Awards (#)	Approved Performance-Based Stock Units (#) (2)(3)
William Wagner	in respect of FY 2025	22,000,000	1,030,927	—	1,237,113
	in respect of FY 2026	11,000,000	—	927,487	—
Oleg Shchegolev	in respect of FY 2025	—	—	—	—
	in respect of FY 2026	1,000,000	84,317	—	—
Brian Mulroy	in respect of FY 2025	9,000,000	532,922	—	314,740
	in respect of FY 2026	4,000,000	337,268	—	—
Eugene Levin	in respect of FY 2025	3,000,000	218,181	—	54,545
	in respect of FY 2026	3,000,000	252,951	—	—
Vitalii Obishchenko	in respect of FY 2025	3,000,000	218,181	—	54,545
	in respect of FY 2026	3,000,000	252,951
Andrew Warden	in respect of FY 2025	2,000,000	145,454	—	36,363
	in respect of FY 2026	2,000,000	168,634	—	—
(1)Represents the total aggregate award values (in USD) approved by the talent and compensation committee. The grant date fair value of the RSU and PSU awards, as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 718 is reported in the 2025 Summary Compensation Table.
(2)The ultimate value received is dependent upon the relative PSU TSR percentile rank of the Company as compared to the PSU Peer Group (Russell 2000 Index) during a 3-year performance period ending December 31, 2027, as described above under “— Long-Term Equity Based Incentive Compensation – Performance-Based Stock Unit Awards”.
(3)The amount reflects the number of approved performance-based stock units calculated using the grant date fair value of performance-based stock units awarded, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions or the achievement of the market-based vesting conditions. The assumptions used in calculating the grant date fair value reported in this column are set forth in Note 14 of our consolidated financial statements included in our 2025 Annual Report. The amounts reported in this column reflect the accounting cost for these performance-based stock units and do not correspond to the actual economic value that may be received by the named executive officer upon the vesting or settlement of the performance-based stock unit awards or any sale of the underlying shares of Class A common stock. The amounts reported in this column for performance-based stock units is based upon the probable outcome of the market-based vesting conditions, which is assumed to be the target level of achievement (50th percentile rank for the Company’s relative PSU TSR ).
Other Benefits
Benefits and Perquisites
For fiscal 2025, our named executive officers were eligible for the same benefits and on the same terms as are available to our other employees generally, including medical, dental, and vision benefits, group term life and long-term disability insurance and participation, and in the United States (“U.S.”), participation in our 401(k) plan and parking benefits. Mr. Obishchenko’s employment is based in Amsterdam, Netherlands and thus he is also eligible for other benefits that are made available to our employees in the Netherlands on the same terms as are available to such other Dutch employees generally, including a flexi benefit that provides economical support for hobbies, education, and wellness expenses, payment for public transportation costs to and from the office, and therapy services. Mr. Obishchenko elected not to use such flexi benefit in fiscal 2025. Additionally, the Company assists our named executive officers with filings required under Section 13 of the Exchange Act.
We do not have any programs for providing executive perquisites or other personal benefits to our named executive officers.
As noted above, we maintain a tax-qualified retirement plan that provides all regular U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, participants may elect to defer a portion of their compensation on a pre- or post-tax basis and have it contributed to the plan subject to applicable annual limits under the Internal Revenue Code of 1986, as amended. Pre- and post-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employee elective deferrals are 100% vested at all times. As a U.S. tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made. We provide a matching contribution of 50% of employee contributions on the first 3% of eligible compensation and 50% of employee contributions for the next 2% of eligible compensation, up to the IRS annual contribution limits.
Transaction Bonuses
On December 15, 2025, in connection with the Adobe Transaction, the talent and compensation committee approved a one-time award of transaction cash bonuses to our named executive officers in the amount of $250,000 for each of Messrs. Wagner, Mulroy, Levin, and Obishchenko and $100,000 for Messr. Warden, respectively, which become payable upon the consummation of the Adobe Transaction.

Severance and Related Benefits
For a description of severance and related equity vesting acceleration, see “Executive Compensation — Additional Information Relating to Executive Compensation Program – Employment Agreements; Severance Overview” and “Executive Compensation — Additional Information Relating to Executive Compensation Program – Potential Payments Upon Termination or Change in Control”.
Our goal in providing these severance and change in control payments and benefits is to attract high caliber and experienced executive officers, and offer sufficient continuity protection and consistent severance benefits among all executive officers such that our named executive officers will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions.

Compensation Risk Oversight
As part of its compensation philosophy and objectives, and as part of the Board’s overall oversight of risk management, our talent and compensation committee focuses on identifying and reducing compensation-related incentives that could expose the Company to imprudent and undue risk that might harm the Company or our stockholders. Our talent and compensation committee does this while weighing competing considerations of our overall business, strategy, and objectives.
Our talent and compensation committee periodically reviews its overall strategy, policies, and practices to identify actual and potential risks that may arise from the compensation program. In addition, our compensation committee has engaged Compensia to independently review our executive compensation program with an eye towards identifying potential risks. Our executive officers currently receive a mix of compensation elements that we believe minimizes such risks – base salaries are fixed in amount and thus do not encourage any risk-taking; cash incentive compensation, in the form of annual bonuses, are tied to overall corporate performance and achievement of individual objectives, and certain elements of our long-term equity incentives are tied to overall corporate performance, which encourages our executive officers to focus both on short-term success without jeopardizing long-term success, and vice versa. The short-term and long-term incentives counterbalance each other decreasing the likelihood that our executive officers will pursue any one measure to the detriment of overall financial performance. Additionally, as described in the “Clawback Policy” section below, we have adopted a clawback policy that helps mitigate risk by requiring covered executives to repay any excess compensation erroneously received by the covered executive during the covered period. We therefore do not believe that our executive compensation program creates risks that are reasonably likely to have a material adverse effect on us.
Additional Compensation Practices and Policies
Share Ownership Guidelines
We have a Share Ownership Retention Policy that is applicable to our independent directors who participate in the Company’s non-employee compensation program and those employees who have been designated as “officers” for purposes of Section 16 of the Exchange Act. The Share Ownership Retention Policy is aimed at guiding such non-employee directors and Section 16 officers in retaining long-term ownership of the Company’s equity in order to further align their personal financial interests with the long-term interest of our stockholders. The Share Ownership Retention Policy applies to all awards of equity compensation granted under any of the Company’s equity incentive plans (including all awards that were outstanding as of the adoption of the policy in October 2023).
The Share Ownership Retention Policy requires that the CEO, other covered Section 16 officers, and other non-employee directors hold at least 5x, 1x, and 3x, respectively, of their annual base salary or annual cash retainer (as applicable) by the later of December 31, 2025 or the date that is five years from the date that they became subject to the policy. While Oleg Shchegolev elected not to take a base salary in fiscal 2025, we note that Mr. Shchegolev’s direct and indirect holdings result in Mr. Shchegolev being our largest stockholder.
The Share Ownership Retention Policy also includes certain share retention obligations that apply to officers and directors who have not met the minimum equity ownership requirements or who cease to hold the minimum equity ownership at any time following such date. While our Share Ownership Retention Policy does not yet apply to all of our officers and directors, we note that each officer and director owns sufficient shares as of December 31, 2025, to meet the obligations in the policy.
Clawback Policy
In October 2023, the Company adopted a Compensation Recovery Policy, which applies to all executive officers or employees who are subject to the reporting requirements of Section 16 of the Exchange Act. The policy provides that, if we are required to prepare an accounting restatement of previously issued financial statements of the Company due to our material non-compliance with any financial reporting requirement under the securities law caused by a covered executive’s intentional misconduct, the covered executive is required to repay to us any excess compensation erroneously received by the covered executive during the covered period. For purposes of this policy, excess compensation means any annual cash incentive and long-term performance-based equity incentive compensation received by a covered executive during the three-year period preceding the publication of the restated financial statement that the talent and compensation committee determines was in excess of the amount that such covered executive would have received had such annual cash incentive and long-term equity incentive compensation been calculated based on the financial results reported in the restated financial statement. The talent and compensation committee may, in limited circumstances, elect to not recover erroneously awarded compensation if the talent and compensation committee determines the recovery would be impracticable and certain other conditions are met.
Additionally, as a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our CEO and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002. A copy of our clawback policy was filed as Exhibit 97.1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Insider Trading Policy
We maintain an insider trading policy governing the purchase, sale, and other dispositions of our securities that are applicable to all of our directors, officers, employees, and consultants. Additionally, it is the Company’s policy to comply with, and we believe our insider trading policy is reasonably designed to ensure compliance with, federal securities laws and the applicable exchange listing requirements. A copy of our insider trading policy was filed as Exhibit 19.1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Anti-Hedging and Anti-Pledging Policies
Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in company securities. Our Insider Trading Policy applies to all transactions in our securities by our employees, officers, and directors, and prohibits the following transactions in our securities: short sales (unless the sale is part of a permitted “cashless” exercise of stock options), the purchase or sale of derivative securities or hedging transactions, the use of our securities as collateral subject to margin calls, and the pledge of securities as collateral for loans.
Equity Grant Practices
Our general practice is to not grant equity awards in anticipation of the release of material nonpublic information or time the release of material nonpublic information for the purpose of affecting the value of executive compensation. Although we do not have a formal policy with respect to the timing of our equity award grants, the talent and compensation committee has historically granted such awards on an annual cycle, though it has, from time to time, made grants at other times (for example, in connection with hiring and promotions). In fiscal year 2025, we did not grant equity awards to our NEOs during the four business days before, or one business day after, the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.
Succession Planning
Our Board (or a committee designated by our Board) periodically, in consultation with the talent and compensation committee, performs an evaluation of the Company’s succession plans for our CEO and other key officers of the Company to ensure adequate succession plans are in place and to periodically review their performance.
Indemnification of Officers and Directors
We have agreed to indemnify our directors and officers in certain circumstances. See “Certain Relationships and Related Person Transactions—Limitation of Liability and Indemnification of Officers and Directors.”
Tax and Accounting Considerations
We have not provided or agreed to provide any of our executive officers with a gross-up or other reimbursement for tax amounts they might pay pursuant to Section 4999 or Section 409A of the Internal Revenue Code of 1986 (the “Code”), or otherwise. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our Company that exceed certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an employee, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A.
Generally, Section 162(m) of the Code disallows a federal income tax deduction for public company compensation in excess of $1 million paid for any fiscal year to “covered employees” of the company.
The talent and compensation committee believes that stockholder interests are best served if the committee retains maximum flexibility to design executive compensation programs that meet stated business objectives. For these reasons, the talent and compensation committee, while considering tax deductibility as a factor in determining executive compensation, may not limit such compensation to those levels that will be deductible.

Report of the Talent and Compensation Committee of the Board of Directors
The information contained in this report shall not be deemed to be (1) “soliciting material”; (2) “filed” with the SEC; (3) subject to Regulations 14A or 14C of the Exchange Act; or (4) subject to the liabilities of Section 18 of the Exchange Act. This report shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.
The talent and compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, the talent and compensation committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment.
Respectfully submitted by the members of the talent and compensation committee of the Board:
Talent and Compensation Committee
Steven Aldrich (Chairperson)
Dylan Pearce
Trynka Shineman Blake

Executive Compensation
2025 Summary Compensation Table
The following table presents information regarding the compensation awarded to, earned by and paid to each individual who served as one of our named executive officers during the fiscal years indicated.

Name and Principal Position(1)	Year	Salary ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)(10)	Total ($)
William Wagner(7) Chief Executive Officer	2025	394,231	32,999,984	—	443,059	14,232	33,851,506
Oleg Shchegolev Co-Founder and Chief Technology Officer	2025	—	1,000,000	—	—	310	1,000,310
	2024	—	7,999,992	—	—	770	8,000,762
	2023	—	1,989,129	2,355,096	—	9,120	4,353,345
Brian Mulroy(8) Chief Financial Officer	2025	442,308	12,999,983	—	442,308	14,310	13,898,909
	2024	408,116	3,499,982	—	442,438	17,176	4,367,712
	2023	284,615	2,849,997	1,249,998	280,940	13,964	4,679,514
Eugene Levin President	2025	393,077	5,999,985	—	548,655	14,310	6,956,027
	2024	383,116	2,999,981	—	348,864	19,042	3,751,003
	2023	370,481	981,267	1,140,760	361,406	5,465	2,859,379
Vitalii Obishchenko(9) Chief Operating Officer	2025	430,828	5,999,985	—	622,734	8,989	7,062,536
	2024	391,358	2,999,981	—	268,628	—	3,659,967
	2023	388,516	981,267	1,140,760	357,213	4,598	2,872,354
Andrew Warden Chief Marketing Officer	2025	408,077	3,999,986	—	409,590	14,310	4,831,963
	2024	400,000	2,499,980	—	292,179	15,660	3,207,819
(1)Principal positions reflect positions held during FY 2025. Mr. Wagner was not an NEO in 2024 or 2023. Mr. Warden was not an NEO in 2023.
(2)The amount reflects that annual base salary increases for fiscal 2025 were approved by our talent and compensation committee in February 2025, and did not take effect until March 2025.
(3)The amount reflects the grant date fair value of restricted stock units, restricted stock awards, and performance-based stock units awarded during the year presented, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions or the achievement of the performance-based or market-based vesting conditions. The assumptions used in calculating the grant date fair value reported in this column are set forth in Note 14 of our consolidated financial statements included in our Original Form 10-K. The amounts reported in this column reflect the accounting cost for these restricted stock units, restricted stock awards, and performance-based stock units and do not correspond to the actual economic value that may be received by the named executive officer upon the vesting or settlement of the restricted stock unit, restricted stock award, and performance-based stock unit awards or any sale of the underlying shares of Class A common stock. The amounts reported in this column for performance-based stock units is based upon the probable outcome of the performance-based and/or market-based vesting conditions, as applicable, which is assumed to be the target level of achievement (50th percentile rank for relative PSU TSR). For information on potential maximum achievement of performance-based stock units, see “2025 Grants of Plan-Based Awards Table“ below.
(4)The amount reflects the grant date fair value of stock option awards granted in the year presented, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 14 of our consolidated financial statements included in our Original Form 10-K. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the named executive officer upon the exercise of the stock option or any sale of the underlying shares of Class A common stock.
(5)The amounts reflect the annual cash incentive compensation, in the form of cash incentives, earned with respect to fiscal 2025, fiscal 2024, and the fiscal year ended December 31, 2023 ("fiscal 2023" or "FY 2023") under the FY Executive Incentive Plan for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, based upon the achievement of certain financial performance measure targets and individual performance objectives. For more information on these bonuses, see the description of the annual cash incentive compensation under “CD&A — Executive Compensation Program Elements – Annual Cash Incentive Compensation”.

(6)For Mr. Wagner the amounts reported represent 401 (k) matching contributions and company paid life insurance premiums for the year ended December 31, 2025; for Mr. Shchegolev the amounts reported represent company paid life insurance premiums for the year ended December 31, 2025, and parking benefits for the years ended December 31, 2024 and 2023; for Mr. Mulroy, the amounts reported represent 401 (k) matching contributions and company paid life insurance premiums for the year ended December 31, 2025, parking benefits, 401(k) matching contributions, and company paid life insurance premiums for the years ended December 31, 2024 and 2023; for Mr. Levin, the amounts reported represent 401(k) matching contributions and company paid life insurance premiums for the year ended December 31, 2025, 401(k), matching contributions and company paid life insurance premiums for the year ended and December 31, 2024, parking benefits, 401(k) matching contributions and company paid life insurance premiums for the year ended December 31, 2023; for Mr. Obishchenko, the amount reported represents a flexi benefit received during the year ended December 31, 2025, and a flexi benefit received during the year ended December 31, 2023; and for Mr. Warden, the amount reported represent 401(k) matching contributions and company paid life insurance premiums for the year ended December 31, 2025, and 401(k) matching contributions and company paid life insurance premiums for the year ended December 31, 2024.
(7)Mr. Wagner's employment with the Company commenced in March 2025. Mr. Wagner’s base salary and annual cash incentive compensation for FY 2025 was prorated to take into account his partial year of employment.
(8)Mr. Mulroy's employment with the Company commenced in April 2023. Mr. Mulroy’s base salary and annual cash incentive compensation for FY 2023 was prorated to take into account his partial year of employment.
(9)Amounts paid to Mr. Obishchenko have been converted from Euros to USD using the average exchange rate of 1 Euros to 1.130 USD, 1 Euros to 1.082 USD, and 1 Euros to 1.081 USD for FY 2025, FY 2024, and FY 2023, respectively.
(10)Not reflected in this table are the transaction cash bonuses related to the Adobe Transaction of $250,000 for each of Messrs. Wagner, Mulroy, Levin and Obishchenko, and $100,000 for Mr. Warden, which were approved but not earned during FY 2025.

2025 Grants of Plan-Based Awards Table
The following table shows information regarding grants of plan-based awards during the fiscal year ended December 31, 2025 to our named executive officers.

Name	Award Type	Grant Date	Approval Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All other Stock Awards: Number of Shares or Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)

				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
William Wagner	Cash Incentive(8)	03/10/2025	2/22/2025	325,000	500,000	1,000,000
	PSU	03/10/2025	2/22/2025				618,556	1,237,113	2,474,226		11,999,996
	RSU	03/10/2025	2/22/2025							1,030,927	9,999,992
	RSA	12/15/2025	12/15/2025							927,487	10,999,996
Oleg Shchegolev(6)	RSU	12/15/2025	12/15/2025							84,317	1,000,000
Brian Mulroy	Cash Incentive	3/1/2025	2/10/2025	292,500	450,000	900,000
	PSU	3/1/2025	2/10/2025				36,363	72,727	145,454		799,997
	PSU	4/25/2025	4/25/2025				121,006	242,013	484,026		2,499,994
	RSU	3/1/2025	2/10/2025							290,909	3,199,999
	RSU	4/25/2025	4/25/2025							242,013	2,499,994
	RSU	12/15/2025	12/15/2025							337,268	3,999,998
Eugene Levin	Cash Incentive	3/1/2025	2/10/2025	256,750	395,000	790,000
	PSU	3/1/2025	2/10/2025				27,272	54,545	109,090		599,995
	RSU	3/1/2025	2/10/2025							218,181	2,399,991
	RSU	12/15/2025	12/15/2025							252,951	2,999,999
Vitalii Obishchenko(7)	Cash Incentive	3/1/2025	2/10/2025	282,687	434,903	869,806
	PSU	3/1/2025	2/10/2025				27,272	54,545	109,090		599,995
	RSU	3/1/2025	2/10/2025							218,181	2,399,991
	RSU	12/15/2025	12/15/2025							252,951	2,999,999
Andrew Warden	Cash Incentive	3/1/2025	2/10/2025	266,500	410,000	820,000
	PSU	3/1/2025	2/10/2025				18,181	36,363	72,726		399,993
	RSU	3/1/2025	2/10/2025							145,454	1,599,994
	RSU	12/15/2025	12/15/2025							168,634	1,999,999
(1)The “Approval Date” refers to the date on which the talent and compensation committee approved the grants reported in the table, except with respect to Mr. Wagner's new hire grants (with a grant date of March 10, 2025) where "Approval Date" refers to the date on which the Board of Directors approved the grants reported in the table.
(2)The amounts reported in the "Estimated Future Payouts Under Non-Equity Incentive Plan Awards" column (including all sub-columns) assume 100% achievement of the individual performance objectives component of the annual cash incentive compensation awarded under the Company’s Executive Incentive Plan. The sub-column "Threshold" reflects the threshold payment level of the financial performance measures component (for each of ARR Achievement and Adjusted EBITDA Margin) of the FY Executive Incentive Plan for fiscal 2025 for each of the named executive officers (other than the CTO). The sub-column "Maximum" reflects the maximum payment level of the financial performance measures component (for each of ARR Achievement and Adjusted EBITDA Margin) of the FY Executive Incentive Plan for fiscal 2025 for each of the named executive officers (other than the CTO), which provided the potential to earn a maximum of 200% of the target cash incentive compensation bonus opportunity. For more details on the annual cash incentive compensation see “CD&A — Executive Compensation Program Elements – Annual Cash Incentive Compensation.” Non-equity incentive plan awards actually paid by the Company for services rendered in fiscal 2025 are reported in the "Non-Equity Incentive Plan Compensation" column of the 2025 Summary Compensation Table above.
(3)The amount reflects the number of approved performance-based stock units calculated at the threshold, target, and maximum payment levels of PSU awards granted under the 2021 Plan, using the grant date fair value of performance-based stock units awarded, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions or the achievement of the market-based vesting conditions. The assumptions used in calculating the grant date fair value reported in this column are set forth in Note 14 of our consolidated financial statements included in our Original Form 10-K. The amounts reported in this column reflect the accounting cost for these performance-based stock units and do not correspond to the actual economic value that may be received by the named executive officer upon the vesting or settlement of the performance-based stock unit awards or any sale of the underlying shares of Class A common stock. These PSU awards are contingent upon achievement of certain market-based vesting conditions over the three-year performance period commencing January 1, 2025 and ending December 31, 2027 (unless a “sale event” (as defined in the 2021 Plan) is consummated earlier), subject to the named executive officer’s continued employment through the vesting date of such awards. The market-based vesting conditions and other terms of the PSUs are described in “CD&A — Executive Compensation Program Elements – Long-Term Equity Based Incentive Compensation – Performance-Based Stock Unit Awards.”
(4)Consists of RSUs or RSAs granted under our 2021 Plan. Each RSU award and RSA vests over a three-year period following a one year cliff, with one-third vesting on the one year anniversary of the grant date and the remainder vesting in quarterly installments thereafter, subject to the named executive officer’s continued employment through each such vesting date.
(5)The amounts reflect the grant date fair value of restricted stock units, restricted stock awards, and performance-based stock units awarded (as applicable) during the year presented, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions or the achievement of the market-based vesting conditions. The assumptions used in calculating the grant date fair value reported in this column are set forth in Note 14 of our consolidated financial statements included in our Original Form 10-K. The amounts reported in this column reflect the accounting cost for these restricted stock units, restricted stock awards, and performance-based stock units (as applicable) and do not correspond to the actual economic value that may be received by the named executive officer upon the vesting or settlement of the restricted stock unit awards, restricted stock awards, and performance-based stock unit awards or any sale of the underlying shares of Class A common stock. The amounts reported in this column for performance-based stock units is based upon the probable outcome of the market-based vesting conditions, which is assumed to be the target level of achievement (50th percentile rank for relative PSU TSR ).
(6)Mr. Shchegolev voluntarily elected not to receive cash incentive compensation in fiscal 2025. Additionally, Mr. Shchegolev did not receive any long-term equity based incentive compensation in respect of fiscal 2025, and only received such compensation in respect of fiscal 2026 as described under "— Long-Term Equity Based Incentive Compensation – 2025 Equity Awards”.
(7)Mr. Obishchenko’s employment is based in Amsterdam, Netherlands and his FY 2025 salary was set at Euro 385,000 and his FY 2024 salary was set at Euro 363,353. Mr. Obishchenko’s base salary in Euros therefore differed from his actual paid US dollar based salary of $434,903 and $393,081 for FY 2025 and FY 2024, respectively, as a result of currency fluctuations. For purposes of the disclosure in the table, amounts paid to Mr. Obishchenko have been converted from Euros to USD using the average exchange rate of 1 Euros to 1.130 USD and 1 Euros to 1.082 USD for FY 2025 and FY 2024, respectively.
(8)Mr. Wagner's cash incentive amounts above are not pro-rated based on his March 10, 2025 start date.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

		Option Awards				Equity Awards

Name	Grant Date(1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
William Wagner	3/10/2025(3)					687,319	8,172,223
	3/10/2025(4)							1,237,113	14,709,274
	12/15/2025(5)					703,267	8,361,845
Oleg Shchegolev	4/1/2022(6)	217,929	20,924	11.96	4/1/2032
	4/1/2022(7)					7,839	93,206
	3/1/2023(6)	317,198	160,509	7.93	3/1/2033
	3/1/2023(7)					78,386	932,010
	3/1/2024(3)					106,210	1,262,837
	3/1/2024(8)							318,471	3,786,620
	12/15/2025(9)					84,317	1,002,529
Brian Mulroy	5/4/2023(6)	154,671	68,145	9.26	5/4/2033
	5/4/2023(7)					42,184	501,568
	3/1/2024(3)					74,347	883,986
	3/1/2024(8)							55,732	662,653
	3/1/2025(3)					193,949	2,306,054
	3/1/2025(4)							72,727	864,724
	4/25/2025(10)					161,350	1,918,452
	4/25/2025(4)							242,013	2,877,535
	12/15/2025(9)					337,268	4,010,117
Eugene Levin	4/1/2022(6)	87,172	8,369	11.96	4/1/2032
	4/1/2022(7)					3,135	37,275
	4/21/2023(6)	126,879	64,203	9.78	4/21/2033
	4/21/2023(7)					31,354	372,799
	3/1/2024(3)					63,726	757,702
	3/1/2024(8)							47,770	567,985
	3/1/2025(3)					145,461	1,729,531
	3/1/2025(4)							54,545	648,540
	12/15/2025(9)					252,951	3,007,587

		Option Awards				Equity Awards

Name	Grant Date(1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Vitalii Obishchenko	9/24/2020(11)	60,000	—	1.86	9/24/2030
	4/1/2021(6)(11)	78,864	—	12.78	4/1/2031
	4/1/2022(6)	87,172	8,369	11.96	4/1/2032
	4/1/2022(7)					3,135	37,275
	4/21/2023(6)	126,879	64,203	9.78	4/21/2033
	4/21/2023(7)					31,354	372,799
	3/1/2024(3)					63,726	757,702
	3/1/2024(8)							47,770	567,985
	3/1/2025(3)					145,461	1,729,531
	3/1/2025(4)							54,545	648,540
	12/15/2025(9)					252,951	3,007,587
Andrew Warden	10/1/2021(6)(11)	113,732	—	23.83	10/1/2031
	4/1/2022(6)	58,114	5,580	11.96	4/1/2032
	4/1/2022(7)					2,090	24,850
	4/21/2023(6)	—	42,803	9.78	4/21/2033
	4/21/2023(7)					20,903	248,537
	3/1/2024(3)					53,105	631,418
	3/1/2024(8)							39,808	473,317
	3/1/2025(3)					96,974	1,153,021
	3/1/2025(4)							36,363	432,356
	12/15/2025(9)					168,634	2,005,058
(1)Each of the outstanding equity awards in the table above that were granted prior to our initial public offering were granted pursuant to our Amended and Restated 2019 Stock Option and Grant Plan (the “2019 Plan”) and each of the outstanding equity awards in the table above that were granted upon or following our initial public offering were granted under our 2021 Plan.
(2)Represents the fair market value of the unvested shares of our Class A common stock as of December 31, 2025 based upon the closing market price of our Class A common stock on December 31, 2025 of $11.89.
(3)This restricted stock unit award vests as follows: 33% of the restricted stock units vest on the first anniversary of the grant date, and the remainder vests in quarterly installments over a 24-month period thereafter, starting on the first day of the third month following the first anniversary of the grant date, at a rate of 12.5% of such restricted stock units each quarter, subject to the named executive officer’s continued service with us through each applicable vesting date. With respect to this award, in the case of a “sale event” (as defined in the 2021 Plan) in which outstanding awards are assumed, continued, or substituted by a successor entity, and the award holder’s employment or service relationship with us terminates, such holder’s awards will vest in full as of the date of termination if such termination occurs (i) within 12 months after such sale event or change of control or 3 months prior to such event, and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by such holder for “good reason” (as defined in the applicable award agreement). In the event the award is not assumed, continued, or substituted by a successor entity in connection with a sale event, the award will vest in full as of the sale event.
(4)This performance-based restricted stock unit, representing the right to receive an equal number of shares of our Class A common stock, are scheduled to vest as of the date the 2021 Plan administrator determines the vesting conditions have been met following the end of the performance period on December 31, 2027. The number of shares that will vest is based on the percentile rank of our relative total stockholder return as compared to the total stockholder return rank of the companies comprising the Russell 2000 Index as of January 1, 2025. The vesting conditions consist of (i) continued service with us through the vesting date and (ii) achieving at least the threshold percentile rank of our relative total stockholder return. With respect to these awards, upon a “sale event” (as defined in the 2021 Plan), the 2021 Plan administrator determines whether the financial performance metrics have been achieved as of the date of such sale event and if achieved the restrictions and conditions on vesting in the award agreement will lapse immediately prior to the sale event with respect to portion of the award that is deemed earned. Additionally, if the executive officer’s service relationship terminates prior to the end of the performance period due to the executive officer’s death or disability (as defined in Treasury Regulation Section 1.409A-3(i)(4)) the award will remain eligible to be earned at the end of the performance period contingent upon achievement of the performance metrics.
(5)This restricted stock award vests as follows: 33% of the restricted stock awards vest on the first anniversary of the grant date, and the remainder vests in quarterly installments over a 24-month period thereafter, starting on the first day of the third month following the first anniversary of the grant date, at a rate of 12.5% of such restricted stock awards each quarter, subject to the named executive officer’s continued service with us through each applicable vesting date. In the case of a “sale event” (as defined in the 2021 Plan) and the award holder’s employment or service relationship with us terminates (i) within 12 months after such sale event or change of control or 3 months prior to such event and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by such holder for “good reason” (as defined in the applicable award agreement), then the award will vest on a pro-rated basis equal to the total number of shares of stock subject to such award multiplied by the higher of (x) 50% and (y) a fraction (not to exceed 1), the numerator of which is the number of days the award holder was in a service relationship during calendar year 2026, and the denominator of which is the total number of days in calendar year 2026. The number of shares reflected in the table above does not include 224,220 shares that were withheld for Mr. Wagner’s tax obligations arising in connection with the award.
(6)The shares underlying this option vest as follows: 25% of the shares vest on the first anniversary of the grant date and the remaining 75% vest in installments of 2.07% of the shares each month thereafter through the thirty-fifth (35th) month and 2.5% of the shares vest on the thirty-sixth (36th) month, subject to the named executive officer’s continued service with us through the applicable vesting date. With respect to this option award, in the case of a “sale event” (as defined in the 2021 Plan) in which outstanding awards are assumed, continued, or substituted by a successor entity, and the award holder’s employment or service relationship with us terminates, such holder’s awards will vest in full as of the date of termination if such termination occurs (i) within 12 months after such sale event or change of control, or 3 months prior to such event, and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by such holder for “good reason” (as defined in the applicable award agreement). In the event the award is not assumed, continued, or substituted by a successor entity in connection with a sale event, the award will vest in full as of the sale event.
(7)This restricted stock unit award vests as follows: 25% of the restricted stock units vest on the first anniversary of the grant date, and the remainder vest in quarterly installments over a 36-month period thereafter, starting on the first day of the third month following the first anniversary of the grant date, at a rate of 6.25% of such restricted stock units each quarter, subject to the named executive officer’s continued service with us through each applicable vesting date. With respect to this award, in the case of a “sale event” (as defined in the 2021 Plan) in which outstanding awards are assumed, continued, or substituted by a successor entity, and the award holder’s employment or service relationship with us terminates, such holder’s awards will vest in full as of the date of termination if such termination occurs (i) within 12 months after such sale event or change of control or 3 months prior to such event, and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by such holder for “good reason” (as defined in the applicable award agreement). In the event the award is not assumed, continued, or substituted by a successor entity in connection with a sale event, the award will vest in full as of the sale event.
(8)This performance-based restricted stock unit, representing the right to receive an equal number of shares of our Class A common stock, are scheduled to vest as of the date the 2021 Plan administrator determines the vesting conditions have been met following the end of the performance period on December 31, 2026. The number of shares that will vest is based on the percentile rank of our relative total stockholder return as compared to the total stockholder return rank of the companies comprising the Russell 2000 Index as of January 1, 2024. The vesting conditions consist of (i) continued service with us through the vesting date and (ii) achieving at least the threshold percentile rank of our relative total stockholder return. With respect to these awards, upon a “sale event” (as defined in the 2021 Plan), the 2021 Plan administrator determines whether the financial performance metrics have been achieved as of the date of such sale event and if achieved the restrictions and conditions on vesting in the award agreement will lapse immediately prior to the sale event with respect to portion of the award that is deemed earned. Additionally, if the executive officer’s service relationship terminates prior to the end of the performance period due to the executive officer’s death or disability (as defined in Treasury Regulation Section 1.409A-3(i)(4)) the award will remain eligible to be earned at the end of the performance period contingent upon achievement of the performance metrics.
(9)This restricted stock unit award vests as follows: 33% of the restricted stock units vest on the first anniversary of the grant date, and the remainder vests in quarterly installments over a 24-month period thereafter, starting on the first day of the third month following the first anniversary of the grant date, at a rate of 12.5% of such restricted stock units each quarter, subject to the named executive officer’s continued service with us through each applicable vesting date. With respect to this award, in the case of a “sale event” (as defined in the 2021 Plan) and the award holder’s employment or service relationship with us terminates (i) within 12 months after such sale event or change of control or 3 months prior to such event and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by such holder for “good reason” (as defined in the applicable award agreement), then such holder’s awards will vest on a pro-rated basis equal to the total number of shares of stock subject to such award multiplied by the higher of (x) 50% and (y) a fraction (not to exceed 1), the numerator of which is the number of days the award holder was in a service relationship during calendar year 2026, and the denominator of which is the total number of days in calendar year 2026.

(10)This restricted stock unit award vests as follows: 33% of the restricted stock units vest on the first anniversary of the vesting commencement date (March 1, 2025), and the remainder vests in quarterly installments over a 24-month period thereafter, starting on the first day of the third month following the first anniversary of the grant date, at a rate of 12.5% of such restricted stock units each quarter, subject to the named executive officer’s continued service with us through each applicable vesting date. With respect to this award, in the case of a “sale event” (as defined in the 2021 Plan) in which outstanding awards are assumed, continued, or substituted by a successor entity, and the award holder’s employment or service relationship with us terminates, such holder’s awards will vest in full as of the date of termination if such termination occurs (i) within 12 months after such sale event or change of control or 3 months prior to such event, and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by such holder for “good reason” (as defined in the applicable award agreement). In the event the award is not assumed, continued, or substituted by a successor entity in connection with a sale event, the award will vest in full as of the sale event.
(11)This option award is fully vested.

2025 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
William Wagner	—	—	359,509	4,241,041
Oleg Shchegolev	—	—	329,840	3,430,719
Brian Mulroy	—	—	368,389	4,099,434
Eugene Levin	111,408	1,012,364	247,109	2,688,098
Vitalii Obishchenko	—	—	251,999	2,740,519
Andrew Warden	84,585	174,580	200,127	2,151,983
(1)The value realized on exercise equals the number of shares multiplied by the difference between (a) either (i) the actual sale price of our Class A common stock underlying the options exercised if the shares were immediately sold, or (ii) the closing price per share of our Class A common stock as reported on the New York Stock Exchange on the date of exercise if the shares were held, and (b) the applicable exercise price of such stock options.
(2)The value realized on vesting equals the closing price per share of our Class A common stock as reported on the New York Stock Exchange on the vesting date multiplied by the gross number of shares acquired on vesting.
Pension Benefits
None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2025.
Additional Information Relating to Executive Compensation Program
Employment Agreements; Severance Overview
Messrs. Wagner, Shchegolev, and Mulroy
Pursuant to the employment agreements with each of William Wagner, Oleg Shchegolev, and Brian Mulroy, if such officer resigns for “good reason” or we terminate his employment without “cause” (each as defined in their respective employment agreement), then the executive officer will be eligible to receive the following severance benefits (less applicable withholdings): (1) severance pay equal to 100% of the officer’s then-current base salary for a period of twelve months, paid in installments; and (2) reimbursement of COBRA premiums for the officer and his eligible dependents from the last day of employment until the earlier of: (i) twelve months, or (ii) the time the officer accepts employment with another employer that provides comparable benefits.
Alternatively, if such officers resign for “good reason” or his employment is terminated without “cause” by us or a successor, in either case within three months prior to or within 12 months following a “sale event” (as defined in the employment agreement), the officer will be eligible to receive the following severance benefits (less applicable withholdings): (1) severance pay equal to 150% of the officer’s then-current base salary for a period of 12 months, paid in a single lump sum within 60 days following the officer’s last day of employment; (2) a bonus calculated at 100% achievement of all company and individual performance objectives, paid in a single lump sum within 60 days following the officer’s last day of employment; (3) reimbursement of COBRA premiums for the officer and his or her eligible dependents from the last day of employment until the earlier of: (i) 18 months, or (ii) the time the officer accepts employment with another employer that provides comparable benefits; and (4) in the event such awards are assumed, continued or substituted, 100% of the shares subject to the equity awards granted to the officer, that are subject to time-based vesting, will vest and become exercisable. In the event the parties to such “sale event” do not provide for the assumption, continuation or substitution of the executive officer’s time-based equity awards, upon the effective time of the sale event, subject to such officer’s employment with the Company at such time or his termination without cause or resignation for good reason within 3 months prior to such sale event, 100% of the equity awards subject to time-based vesting will vest and become exercisable.
As a condition to receiving the severance benefits above, the officer (or a representative of his or her estate) must sign and not revoke a general release of claims agreement in a form reasonably acceptable to the Company.
Messrs. Levin and Warden
Pursuant to the employment agreements with each of Eugene Levin and Andrew Warden, if such officer resigns for “good reason” or we terminate his employment without “cause” (each as defined in their respective employment agreement), then the executive officer will be eligible to receive the following severance benefits (less applicable withholdings): (1) severance pay equal to 100% of the officer’s then-current base salary for a period of six months, paid in installments; and (2) reimbursement of COBRA premiums for the officer and his eligible dependents from the last day of employment until the earlier of: (i) six months, or (ii) the time the officer accepts employment with another employer that provides comparable benefits.
Alternatively, if such officers resign for “good reason” or his employment is terminated without “cause” by us or a successor, in either case within three months prior to or within 12 months following a “sale event” (as defined in the employment agreement), the officer will be eligible to receive the following severance benefits (less applicable withholdings): (1) severance pay equal to 100% of the officer’s then-current base salary for a period of 12 months, paid in a single lump sum within 60 days following the officer’s last day of employment; (2) a bonus calculated at 100% achievement of all company and individual performance objectives, paid in a single lump sum within 60 days following the officer’s last day of employment; (3) reimbursement of COBRA premiums for the officer and his or her eligible dependents from the last day of employment until the earlier of: (i) 12 months, or (ii) the time the officer accepts employment with another employer that provides comparable benefits; and (4) in the event such awards are assumed, continued or substituted, 100% of the shares subject to the equity awards granted to the officer, that are subject to time-based vesting, will vest and become exercisable. In the event the parties to such “sale event” do not provide for the assumption, continuation or substitution of the executive officer’s time-based equity awards, upon the effective time of the sale event, subject to such officer’s employment with the Company at such time or his termination without cause or resignation for good reason within 3 months prior to such sale event, 100% of the equity awards subject to time-based vesting will vest and become exercisable.
As a condition to receiving the severance benefits above, the officer (or a representative of his or her estate) must sign and not revoke a general release of claims agreement in a form reasonably acceptable to the Company.

Mr. Obishchenko
Vitalii Obishchenko’s employment with us is subject to an employment agreement governed by the Dutch Civil Code in the Netherlands. Under the terms of his employment agreement, except in certain circumstances provided for under the Dutch Civil Code, upon termination, Mr. Obishchenko shall be entitled to a separation payment equal to six months’ salary. Alternatively, if Mr. Obishchenko’s termination is a direct result of a “sale event” (as defined in the employment agreement), up to our sole discretion, Mr. Obishchenko will be eligible to receive severance pay equal to 100% of the officer’s then-current base salary for a period of 12 months. In addition, 100% of the shares subject to the equity awards granted to the officer that are subject to time-based vesting will vest and become exercisable.
Potential Payments Upon Termination or Change in Control
Under our 2021 Plan, our Board or the talent and compensation committee as administrators, may provide that outstanding awards become vested and exercisable, in connection with a “sale event” (as defined in the 2021 Plan). In addition to the vesting acceleration provisions set forth in their respective employment agreements, the time-based equity awards received by Messrs. Wagner, Shchegolev, Mulroy, Levin, Obishchenko, and Warden (other than the restricted stock award granted to Mr. Wagner and the restricted stock unit awards granted to Messrs. Shchegolev, Mulroy, Levin, Obishchenko and Warden on December 15, 2025 in respect of fiscal 2026 (as noted in footnotes 5 and 9 in the "Outstanding Equity Awards at Fiscal Year-End" table above), Mr. Obishchenko’s awards granted on April 1, 2021, and Mr. Warden’s awards granted on October 1, 2021) include a “double-trigger” vesting acceleration provision in the event of a sale event of the Company where the acquirer assumes, continues, or substitutes such equity award and “single-trigger” vesting acceleration where the acquirer does not assume, continue, or substitute such equity award. With respect to these awards that provide for time-based vesting, in the case of a sale event in which outstanding awards are assumed, continued, or substituted by a successor entity, and the award holder’s employment or service relationship with us terminates, such holder’s awards will vest in full as of the date of termination if such termination occurs (i) within 12 months after such sale event or change of control or three months prior to such event and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by such holder for “good reason” (as defined in the applicable award agreement). In the event the equity awards described above are not assumed, continued or substituted upon a sale event, then such the equity awards shall become fully vested and exercisable upon the sale event. With respect to our named executive officers, there are no unvested equity awards outstanding under our 2019 Plan.
With respect to the restricted stock award granted to Mr. Wagner and the restricted stock unit awards granted to Messrs. Shchegolev, Mulroy, Levin, Obishchenko and Warden on December 15, 2025 in respect of FY 2026, in the case of a “sale event” (as defined in the 2021 Plan) and the NEO’s employment or service relationship with us terminates (i) within 12 months after such sale event or change of control or 3 months prior to such event and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by the NEO for “good reason” (as defined in the applicable award agreement), then the NEO’s awards will vest on a pro-rated basis equal to the total number of shares of stock subject to such award multiplied by the higher of (x) 50% and (y) a fraction (not to exceed 1), the numerator of which is the number of days the NEO was in a service relationship during calendar year 2026, and the denominator of which is the total number of days in calendar year 2026.
Pursuant to the award agreements of PSU awards granted in FY 2024 and FY 2025, in the event of a “sale event” (as defined in the 2021 Plan), the Plan Administrator (as defined in the 2021 Plan) shall determine the achievement of the performance metrics as of the date of such sale event and such PSU award will vest with respect to the portion of the award that is deemed earned as of the date of such sale event based on such determination. Additionally for the PSU award agreements granted in FY 2024 and FY 2025, if the executive officer’s service relationship terminates prior to the end of the performance period due to the executive officer’s death or disability (as defined in Treasury Regulation Section 1.409A-3(i)(4)) the award shall remain eligible to be earned at the end of the performance period contingent upon achievement of the performance metrics.
Additionally, in March 2025 the talent and compensation committee adopted a policy whereby upon the termination of an employee’s or non-employee director’s employment or other service relationship with the

Company or any of its subsidiaries, as applicable, due to death or permanent disability, any then outstanding equity awards held by such individual, including those granted prior to the adoption of the policy, that vest solely based on continued employment or service with the Company or any of its subsidiaries shall automatically vest in full.
The following table shows the potential payments and benefits received by each of our named executive officers with respect to their time-based equity awards (i) in the event that their employment was terminated by us without cause or by the named executive officer for good reason within 12 months following, or three months days prior to, a sale event or change in control of the company, and (ii) in the event of the named executive officer’s death or disability. The amounts in the table below have been calculated based on the assumption that the sale event/change in control and employment termination or the death/disability took place on December 31, 2025. The following table sets forth the information required by Item 402(j) of Regulation S-K. Information required by Item 402(t) of Regulation S-K regarding compensation for our named executive officers based on the Adobe Transaction can be found in our Definitive Proxy Statement on Schedule 14A filed on December 29, 2025.

Named Executive Officer	Equity Acceleration Benefits Payable ($) (1)	Cash Severance Payable ($)	COBRA	Other
William Wagner
Termination without Cause/for Good Reason in connection with a Change in Control(2)	11,020,151	1,250,000	37,308	—
Death	16,534,068	—	—	—
Termination without Cause/for Good Reason not in connection with a Change in Control	—	500,000	24,872	—
Oleg Shchegolev
Termination without Cause/for Good Reason in connection with a Change in Control(2)	11,309,215	—	22,758	—
Death	11,810,480	—	—	—
Termination without Cause/for Good Reason not in connection with a Change in Control	—	—	15,172	—
Brian Mulroy
Termination without Cause/for Good Reason in connection with a Change in Control(2)	10,264,399	1,125,000	37,308	—
Death	12,269,457	—	—	—
Termination without Cause/for Good Reason not in connection with a Change in Control	—	450,000	24,872	—
Eugene Levin
Termination without Cause/for Good Reason in connection with a Change in Control(2)	7,809,049	790,000	24,872	—
Death	9,312,843	—	—	—
Termination without Cause/for Good Reason not in connection with a Change in Control	—	197,500	12,436	—
Vitalii Obishchenko
Termination without Cause/for Good Reason in connection with a Change in Control(2)	9,460,142	434,903	—	—
Death	10,963,935	—	—	—
Termination without Cause/for Good Reason not in connection with a Change in Control	—	217,452	—	—
Andrew Warden
Termination without Cause/for Good Reason in connection with a Change in Control(2)	5,678,878	820,000	18,554	—
Death	6,681,407	—	—	—
Termination without Cause/for Good Reason not in connection with a Change in Control	—	205,000	9,277	—

(1)Consists of the vesting of outstanding equity awards that would accelerate pursuant to the “double-trigger” change in control provisions, as well as the acceleration upon death or disability provisions, included in the applicable award agreements, employment agreements and under Company policy. Amounts in this column are calculated based on $11.89 per share, the closing market price of our Class A common stock on December 31, 2025, the last trading day of 2025. For clarity, this column does not include performance-based restricted stock units for which vesting is contingent upon achievement of the market-based conditions.
(2)With respect to the restricted stock award granted to Mr. Wagner and the restricted stock units granted to the other NEOs on December 15, 2025 in respect of fiscal 2026, in the case of a “sale event” (as defined in the 2021 Plan) and the award holder’s employment or service relationship with us terminates (i) within 12 months after such sale event or change of control or 3 months prior to such event and (ii) such termination is by us without “cause” (as defined in the 2021 Plan) or by the award holder for “good reason” (as defined in the applicable award agreement), the award holder’s awards will vest on a pro-rated basis equal to the total number of shares of stock subject to such award multiplied by the higher of (x) 50% and (y) a fraction (not to exceed 1), the numerator of which is the number of days the award holder was in a service relationship during calendar year 2026, and the denominator of which is the total number of days in calendar year 2026.

CEO Pay Ratio
As required by Item 402(u) of Regulation S-K, we are providing information on the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees (excluding the individuals who served as our CEO during fiscal 2025) as of December 31, 2025 ("CEO Pay Ratio").

For fiscal 2025:

▪The annual total compensation of the median employee (excluding our CEO) was $99,712.
▪Mr. Wagner’s annualized total compensation was $34,558,466.
▪Based on this information, the CEO Pay Ratio was approximately 347:1.
As disclosed elsewhere in this Amendment, our former CEO, Mr. Shchegolev, transitioned from the position of CEO to CTO in March 2025, and Mr. Wagner was appointed as our CEO effective March 2025.

Because we had multiple chief executive officers during 2025, in calculating the CEO Pay Ratio, we elected to use the total compensation of Mr. Wagner, our CEO as of the Determination Date (as defined below), to align with our executive compensation disclosures and ensure consistency in our reporting methodology.

As permitted by Instruction 10 to Item 402(u) of Regulation S-K, we elected to annualize the compensation of Mr. Wagner, to determine the annual total compensation of our CEO for purposes of Item 402(u) of Regulation S-K. To determine Mr. Wagner’s annual total compensation, we annualized his base salary to $500,000 (from the $394,231 reported in the 2025 Summary Compensation Table) and annualized his bonus payout to $544,250 (from the pro-rated portion of $443,059 reported in the 2025 Summary Compensation Table).

Mr. Wagner ’s 2025 compensation arrangements, which included an initial hire grant as the new CEO, exceed the target total direct compensation opportunity that typically would be awarded in an annual compensation review and, therefore, resulted in a higher CEO Pay Ratio than we would expect to report in the future. In 2026 and going forward, Mr. Wagner ’s target total direct compensation opportunity will be determined by the talent and compensation committee as part of its annual review of our executive compensation arrangements.

Methodology

We identified our median employee, the employee with compensation at the median of annual total compensation of all of our employees (excluding the individuals who served as our CEO) during fiscal 2025, based on the following

▪To identify our median employee, we considered the individuals employed by us on December 31, 2025 (the “Determination Date”), inclusive of full-time and part-time employees, contractors and agency contractors. As of the Determination Date, our global population of full-time, part-time and temporary employees (excluding the individuals who served as our CEOs during fiscal 2025) consisted of 1,643 employees.
▪We used a consistently applied compensation measure consisting of the annual base salary on the Determination Date. Base salary reflects a universal compensation element for our global workforce.
▪We annualized the base salaries of all permanent employees (full-time or part-time) that were employed by the Company for less than the full fiscal year (such as newly hired employees or permanent employees on an unpaid leave of absence during the period). We did not make any cost-of-labor adjustments. We excluded 78 employees in 21 countries (4.74% of total employee population), where the employee population across those countries is less than 5% of our total workforce. The countries and approximate number of employees excluded from these countries was: Argentina (1), Australia (8), Austria (1), Bulgaria (1), Canada (8), Colombia (1), Denmark (1), India (10), Indonesia (10), Ireland (10), Israel (2), Italy (2), Malaysia (1), Moldova (2), Portugal (2), Singapore (4), Slovakia (1), Sweden (1), Switzerland (1), Taiwan (1) and United Arab Emirates (10).
▪We converted all local currencies to U.S. dollars based on the applicable exchange rates in effect on the Determination Date, similar to how we converted foreign currency amounts into U.S. dollars in the 2025 Summary Compensation Table.
Using this methodology, we determined that the median employee (excluding the individuals who served as our CEO during fiscal 2025) was a full-time salaried employee working in Europe.
Once we identified the median employee, we calculated their annual total compensation in the same manner that we calculate the total compensation of our CEO for purposes of the 2025 Summary Compensation Table. This annual total compensation amount for our median employee was then compared to the annual total compensation of Mr. Wagner (as required by Item 402(c)(x) of Regulation S-K) to determine the CEO Pay Ratio.
We believe that the CEO Pay Ratio set forth above is a reasonable estimate, determined in a manner consistent with SEC rules. The SEC rules for identifying the median compensated employee and calculating the CEO Pay Ratio based on that employee’s annual total compensation permit companies to adopt a variety of methodologies, to apply certain exemptions and to make certain assumptions, adjustments, or estimates that reflect their compensation policies. Accordingly, the CEO Pay Ratio may not be comparable to the pay ratios reported by other companies, which may have used different methodologies, assumptions, adjustments, or estimates in calculating their pay ratios.
Talent and Compensation Committee Interlocks and Insider Participation
During fiscal 2025, Messrs. Aldrich, Pearce and Wagner, and Ms. Shineman Blake, were the only members of our talent and compensation committee. No member of our talent and compensation committee is or has been an officer or employee of our company, except for Mr. Wagner who became our CEO and resigned from the talent and compensation committee effective March 10, 2025. Ms. Shineman Blake was appointed to the talent and compensation committee on February 22, 2025. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or talent and compensation committee. See the section titled “Certain Relationships and Related Person Transactions” for information about related person transactions involving members of our talent and compensation committee or their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 31, 2026, for:
1.each of our named executive officers for fiscal 2025;
2.each of our directors;
3.all of our current directors and executive officers as a group; and
4.each person known by us to be the beneficial owner of more than 5% of our Class A common stock or Class B common stock.
We have determined beneficial ownership in accordance with SEC rules, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have based percentage ownership of our capital stock on 131,264,191 shares of our Class A common stock and 20,619,818 shares of our Class B common stock outstanding on March 31, 2026. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2026, to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person and we have deemed shares of our capital stock subject to RSUs for which the service condition has been satisfied or would be satisfied within 60 days of March 31, 2026 to be outstanding and to be beneficially owned by the person holding the RSUs for the purpose of computing the percentage ownership of that person. However, we did not deem these shares subject to stock options or RSUs outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Semrush Holdings, Inc., 800 Boylston Street, Suite 2475, Boston, MA 02199.

	Shares Beneficially Owned

	Class A		Class B		Total Voting (%)†

Name	Shares (#)	(%)	Shares (#)	(%)
5% Stockholders:
Entities affiliated with Greycroft Growth II, L.P.(1)	8,983,900	6.8	—	*	2.7
Named Executive Officers and Directors:
Oleg Shchegolev(2)	37,547,805	28.5	12,082,415	58.6	46.8
Dmitry Melnikov(3)	19,048,543	14.5	7,387,995	35.8	27.5
Eugene Levin(4)	335,689	*	1,149,408	5.6	3.5
Steven Aldrich(5)	38,921	*	—	*	*
Anna Baird(6)	26,556	*	—	*	*
Dylan Pearce(7)	7,520	*	—	*	*
Trynka Shineman Blake(8)	50,431	*	60,000	*	*
Mark Vranesh(9)	98,731	*	170,700	*	*
William Wagner(10)	942,778	*	—	*	*
Brian Mulroy(11)	390,584	*	—	*	*
Vitalii Obishchenko(12)	1,011,341	*	60,000	*	*
Andrew Warden(13)	196,882	*	—	*	*
Caroline Tsay(14)	8,809	*	—	*	*
All executive officers and directors as a group (19 persons)(15)	60,223,321	45.1	20,910,518	100	78.4
*      Represents less than one percent (1%).
•Represents the voting power with respect to all shares of our Class A common stock and Class B common stock, voting together as a single class. The holders of our Class B common stock are entitled to ten votes per share, and holders of our Class A common stock are entitled to one vote per share.
(1)Beneficial ownership information is based on information contained in the Schedule 13G/A filed with the SEC on November 14, 2024 by Greycroft Growth II, L.P. (“GCG II”) and Greycroft Growth II, LLC (“GCG II GP”). The shares consist of 8,983,900 shares of Class A common stock held by GCG II. GCG II GP is the general partner of GCG II. Voting and dispositive decisions with respect to the shares held by GCG II are collectively made by Dana Settle, Ian Sigalow, and Mark Terbeek, as directors of GCG II GP. The address of each of GCG II, GCG II GP, Dana Settle, Ian Sigalow, and Mark Terbeek is 292 Madison Ave., Fl. 8, New York, NY 10017.
(2)Consists of (i) 6,897,436 shares of Class A common stock, 605,493 shares of Class A common stock subject to outstanding options that are exercisable or will become exercisable within 60 days of March 31, 2026, and 23,516 shares of Class A common stock subject to outstanding RSUs that will vest within 60 days of March 31, 2026 and 2,000,000 shares of Class B common stock, in each case that are held by Mr. Shchegolev individually, (ii) 3,282,040 shares of Class A common stock held by Shchegolev Holdings, LLC (the “Shchegolev LLC”), (iii) 26,739,320 shares of Class A common stock and 10,082,415 shares of Class B common stock held by The Oleg Shchegolev Irrevocable Non-Exempt Trust of 2020 (the “Shchegolev Non-Exempt Trust”). Jade Strategic Advisors LLC is the sole Manager, and the Oleg Shchegolev Irrevocable GST Trust of 2020 (the “GST Trust”, the Shchegolev LLC and the Shchegolev Non Exempt Trust, the “Shchegolev Trusts”) is the sole Member, of the Shchegolev LLC. IQ EQ Trust Company LLC is the trustee of the GST Trust. The Shchegolev Trusts are established for the benefit of certain members of Mr. Shchegolev’s family. Mr. Shchegolev may be deemed to have beneficial ownership of the shares held by the Shchegolev Trusts.
(3)Consists of (i) 2,659,035 shares of Class A common stock, 119,426 shares of Class A common stock subject to outstanding options that are exercisable or will become exercisable within 60 days of March 31, 2026, and 3,919 shares of Class A common stock subject to outstanding RSUs that will vest within 60 days of March 31, 2026, in each case that are held by Mr. Melnikov individually, (ii) 5,924,595 shares of Class A common stock held by Min Choron LLC (the “Melnikov LLC”), of which Mikhail Usubyan is the sole Manager, and The Melnikov Family Dynasty Trust (the “Dynasty Trust”) is the sole Member, (iii) 8,998,437 shares of Class A common stock and 7,387,995 shares of Class B common stock held by The Melnikov Family GRAT Remainder Trust (the “Melnikov Remainder Trust”), and (iv) 1,343,131 shares of Class A common stock held by The Dmitry Melnikov Grantor Retained Annuity Trust - Five (the “Melnikov GRAT Five”, and together with the Dynasty Trust and the Melnikov Remainder Trust, the “Melnikov Trusts”). IQ EQ Trust Company, US, LLC is the current trustee of the Melnikov Trusts.
(4)Consists of (i) 84,086 shares of Class A common stock, (ii) 242,197 shares of Class A common stock subject to outstanding options that are exercisable or will become exercisable within 60 days of March 31, 2026, (iii) 9,406 shares of Class A common stock subject to outstanding RSUs that will vest within 60 days of March 31, 2026, and (iv) 1,149,408 shares of Class B common stock, each held by Mr. Levin.
(5)Consists of 38,921 shares of Class A common stock held by Mr. Aldrich.

(6)Consists of 26,556 shares of Class A common stock held by Ms. Baird.
(7)Consists of 7,520 shares of Class A common stock held by Mr. Pearce.
(8)Consists of (i) 50,431 shares of Class A common stock and (ii) 60,000 shares of Class B common stock subject to outstanding options held that are exercisable as of March 31, 2026, each held by Ms. Shineman Blake.
(9)Consists of (i) 98,731 shares of Class A common stock and (ii) 170,700 shares of Class B common stock subject to outstanding options that are exercisable as of March 31, 2026, each held by Mr. Vranesh.
(10)Consists of (i) 239,511 shares of Class A common stock and (ii) 703,267 shares of Class A common stock subject to outstanding RSAs, each held by Mr. Wagner.
(11)Consists of (i) 210,419 shares of Class A common stock, (ii) 171,728 shares of Class A common stock subject to outstanding options that are exercisable or will become exercisable within 60 days of March 31, 2026, and (iii) 8,437 shares of Class A common stock subject to RSUs that will vest within 60 days of March 31, 2026, each held by Mr. Mulroy.
(12)Consists of (i) 680,874 shares of Class A common stock, (ii) 321,061 shares of Class A common stock subject to outstanding options that are exercisable or will become exercisable within 60 days of March 31, 2026, and (ii) 9,406 shares of Class A common stock subject to RSUs that will vest within 60 days of March 31, 2026, and (iv) 60,000 shares of Class B common stock subject to outstanding options that are exercisable as of March 31, 2026, each held by Mr. Obishchenko.
(13)Consists of 190,611 shares of Class A common stock subject to outstanding options that are exercisable or will become exercisable within 60 days of March 31, 2026, and (iii) 6,271 shares of Class A common stock subject to RSUs that will vest within 60 days of March 31, 2026, each held by Mr. Warden.
(14)Consists of 8,809 shares of Class A common stock subject to RSUs that will vest within 60 days of March 31, 2026 held by Ms. Tsay.
(15)Consists of 57,396,536 shares of Class A common stock, 20,619,818 shares of Class B common stock, 2,035,965 shares of Class A common stock subject to options and 87,553 shares of Class A common stock subject to RSUs that will vest or become exercisable within 60 days of March 31, 2026, 703,267 shares of Class A common stock subject to outstanding RSAs, and 290,700 shares of Class B common stock subject to options that are exercisable as of March 31, 2026 beneficially owned by directors, nominees, and current executive officers.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column second from the left) (#)
Equity compensation plans approved by securityholders(1)	15,330,613(2)	$9.54(3)	12,881,074(4)
Equity compensation plans not approved by securityholders	—	—	—
Total	15,330,6132)	$9.54(3)	12,881,074(4)
(1)Includes the 2019 Plan, the 2021 Plan, and the 2021 Employee Stock Purchase Plan (the “ESPP”).
(2)Includes shares subject to options, restricted stock units, and restricted stock awards that were outstanding as of December 31, 2025 that were issued under the 2019 Plan and the 2021 Plan.
(3)Restricted stock units and performance-based stock units, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(4)As of December 31, 2025, 12,881,074 shares of Class A common stock were available for issuance under the 2021 Plan and 2,897,032 shares of Class A common stock were available for issuance under the ESPP. The 2021 Plan provides that on the first day of each year beginning on January 1, 2022, the number of shares of Class A common stock available for issuance thereunder is automatically increased by a number equal to 5% of the outstanding shares of our Class A common stock and Class B common stock as of the last day of our immediately preceding fiscal year or such other lesser amount as the administrator of the 2021 Plan may determine. The ESPP provides that on the first day of each year beginning on January 1, 2022 and ending on January 1, 2031, the number of shares of Class A common stock available for issuance thereunder is automatically increased by the least of (i) 3,000,667 shares of Class A common stock, (ii) a number equal to 1% of the outstanding shares of our Class A common stock and Class B common stock as of the last day of our immediately preceding fiscal year or (iii) such other lesser amount as the administrator of the ESPP may determine. In fiscal year 2023, the

Board determined to permanently pause the ESPP and as such no shares were added to the ESPP for fiscal year 2025. With respect to the 2021 Plan for fiscal year 2025, the number of shares of Class A common stock available for issuance under the 2021 Plan increased by 7,342,154 shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
In addition to the compensation arrangements discussed in the section titled “Executive Compensation”, the following is a description of each transaction since January 1, 2025 and each currently proposed transaction in which:
1.Semrush was or will be a participant;
2.the amount involved exceeded or exceeds $120,000; and
3.any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
Relationships and Related Person Transactions
•Investors’ Rights Agreement: We are party to an investors’ rights agreement containing registration rights with certain holders of our capital stock. The investors’ rights agreement provides, among other things, that certain holders of our capital stock have the right to request that we file a registration statement, and/or request that their shares be covered by a registration statement that we are otherwise filing, subject to certain exceptions.
•Director and Executive Officer Compensation: See the sections titled “Executive Compensation” and “Director Compensation” for information regarding compensation of our directors and named executive officers.
•Limitations of Liability and Indemnification of Officers and Directors: Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:
•any breach of their duty of loyalty to our company or our stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•any transaction from which they derived an improper personal benefit.
Our amended and restated certificate of incorporation also provides that the liability of certain of our officers for monetary damages for breach of fiduciary duty as an officer shall be eliminated to the fullest extent permitted under applicable law.

Independence of Our Board
Our Class A common stock is listed on the NYSE. Under the listing standards of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, talent and compensation, and nominating and corporate governance committees be independent. Under the listing standards of the NYSE, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the NYSE listing standards. Talent and compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the NYSE listing standards.
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Mr. Aldrich, Ms. Baird, Mr. Pearce, Ms. Shineman Blake, Ms. Tsay and Mr. Vranesh do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the NYSE listing standards. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and any of their affiliated funds, and any transactions involving them described in the section titled “Certain Relationships and Related Person Transactions.”
Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission, or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors or officers of corporations, then the personal liability of our directors or officers will be further limited to the greatest extent permitted by the Delaware General Corporation Law.
In addition, our third amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party, or is threatened to be made a party, to any action, suit, or proceeding by reason of the fact that he or she is or was one of our directors or officers, or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our third amended and restated bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party, or is threatened to be made a party, to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents, or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our third amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.
Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, third amended and restated bylaws, and in indemnification agreements that we enter into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees, or other agents or is or was serving at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.
We maintain insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.
Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our Board.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Policies and Procedures for Related Person Transactions
Our audit committee charter and formal written policy regarding related person transactions provide that the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions or proposed transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. In determining whether to approve or ratify any such transaction, our audit committee will take into account, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances and (ii) the extent of the related person’s interest in the transaction.
Item 14. Principal Accounting Fees and Services
Audit Fees
The following table sets forth the fees billed, or to be billed, by EY and its affiliates for professional services rendered with respect to the fiscal years ended December 31, 2025 and 2024. All of these services were approved by our audit committee.

Fee Category	Fiscal 2025	Fiscal 2024
Audit Fees(1)	$2,148,828	$2,557,069
Audit-Related Fees(2)	—	343,256
Tax Fees(3)	10,300	467,838
All Other Fees(4)	—	—
Total Fees	$2,159,128	$3,368,163

(1)Audit Fees consist of fees for professional services provided in connection with the audit of our financial statements, the audit of the effectiveness of our internal control over financial reporting, the reviews of our quarterly financial statements and accounting consultations billed as audit services, and services normally provided in connection with statutory and regulatory filings or engagements. This category also includes fees for services that are normally provided in connection with registration statements and other periodic filings.
(2)Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees”, and include mergers and acquisitions due diligence.
(3)Tax Fees consist of fees for professional services for tax compliance, tax advice, and tax planning. These services include consultation on tax matters and assistance regarding federal, state and international tax compliance, and tax diligence related to mergers and acquisitions.
(4)All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above, which include accounting research tools.
In our fiscal year ended December 31, 2025, there were no other professional services provided by EY, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of EY.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
We have adopted a policy under which our audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. As part of its review, our audit committee considers whether the categories of pre-approved services are consistent with rules on accountant independence prescribed by the SEC and the Public Company Accounting Oversight Board. Our audit committee pre-approved all services performed by the independent registered public accounting firm since the pre-approval policy was adopted prior to our IPO.

Appendix A - Financial Metrics and Reconciliation of Non-GAAP Measures
Non-GAAP financial measures do not have any standardized meaning and are therefore unlikely to be comparable to similarly titled measures presented by other companies. We consider non-GAAP financial measures to be important because they provide useful indicators of its performance and liquidity measures. Non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from non-GAAP financial measures presented by other companies. Please see “Financial Metrics Definitions” for definition of the following non-GAAP financial measure for which a reconciliation is provided below.
Financial Metrics Definitions
We measure the success of our business in part by the achievement of certain non-GAAP financial measures that are defined below. In addition, our executives are in certain ways measured and rewarded based on the Company’s achievement of certain non-GAAP financial measures and key metrics, including Adjusted EBITDA Margin. For additional information and a reconciliation of the differences between certain of these non-GAAP financial measures and the comparable GAAP financial measures, please see the table below.
•“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation, and amortization (EBITDA), where earnings is non-GAAP income (loss) from operations (as defined below).
•“Adjusted EBITDA Margin” is Adjusted EBITDA divided by GAAP revenue.
•“Free Cash Flow” is defined as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized software development costs.
•“Non-GAAP income (loss) from operations” is defined as GAAP income (loss) from operations, excluding Stock Based Compensation, Amortization of Acquired Intangible Assets, Acquisition Related Costs, Restructuring Costs and other one-time expenses outside the ordinary course of business (for example, our Exit Costs incurred primarily in 2022).
•Stock Based Compensation. Stock-based compensation is a non-cash expense accounted for in accordance with FASB ASC Topic 718. We believe that the exclusion of stock-based compensation expense allows for financial results that are more indicative of our operational performance and provide for a useful comparison of our operating results to prior periods and to our peer companies because stock-based compensation expense varies from period to period and company to company due to such things as differing valuation methodologies, timing of awards and changes in stock price.
•Amortization of Acquired Intangible Assets. Excluding amortization of acquired intangible assets from non-GAAP expense and income measures allows management and investors to evaluate results “as-if” the acquired intangible assets had been developed internally rather than acquired and, therefore, provides a supplemental measure of performance in which our acquired intellectual property is treated in a comparable manner to our internally developed intellectual property. These amounts are inconsistent in amount and frequency and are significantly impacted by the timing and size of acquisitions. Although we exclude amortization of acquired intangible assets from our non-GAAP expenses, we believe that it is important for investors to understand that such intangible assets contribute to revenue generation.
•Restructuring and Other Costs. Restructuring and other costs include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Restructuring expenses consist of employee severance costs, charges for the closure of excess facilities and other contract termination costs. Other costs include litigation contingency reserves, asset impairment charges, and gains or losses on the sale or disposition of certain non-strategic assets or product lines.

•Acquisition Related Costs. In recent years, we have completed a number of acquisitions, which result in transition, integration and other acquisition-related expense which would not otherwise have been incurred, are unpredictable and dependent on a significant number of factors that are deal-specific or outside of our control, are not indicative of our operational performance (or that of the acquired businesses or assets) and are likely to fluctuate as our acquisition activity increases or decreases in future periods. By excluding acquisition-related costs and adjustments from our non-GAAP measures, management is better able to evaluate our ability to utilize our existing assets and estimate the long-term value that acquired assets will generate for us.
•“Non-GAAP operating margin” is defined as non-GAAP income (loss) from operations divided by GAAP revenue.
In addition, we measure the success of our business in part by the achievement of certain other financial measures, and our executives are in certain ways measured and rewarded based on the Company’s achievement of certain other financial measures and key metrics, including those set forth below:
•“Annual Recurring Revenue” or “ARR” is defined as the total subscription revenue as of a given date that we expect to contractually receive over the subsequent 12 months from customers on an annualized basis, assuming no increases, reductions or cancellations.
•"ARR Achievement" is defined as the achievement of the set ARR target.
GAAP to Non-GAAP Operating Margin Reconciliation

	FY 2019	FY 2020	FY 2021	FY 2022	FY 2023	FY 2024	FY 2025
GAAP operating income (loss)	$(8.2)	$(6.1)	$(2.5)	$(36.4)	$(7.7)	$8.3	$(22.8)
Stock-based compensation expense	0.5	1.0	2.7	7.4	15.3	28.0	52.6
Amortization of acquired intangibles	0.0	0.1	0.2	1.9	2.3	4.3	6.0
Restructuring and other costs	0.0	0.0	0.0	11.3	1.3	2.2	6.6
Acquisition-related costs, net	0.0	0.0	0.0	0.0	0.4	2.9	10.9
Non-GAAP operating income (loss)	(7.7)	(5.0)	0.4	(15.8)	11.6	45.8	53.3
GAAP Revenue	$92.1	$124.9	$188.0	$254.3	$307.7	$376.8	$443.6
Non-GAAP operating income (loss) margin	(8.4)%	(4.0)%	0.2%	(6.2)%	3.8%	12.2%	12.0%

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1. Financial Statements.

No financial statements are filed with this Amendment. See Item 8 to the Original Form 10-K.

2. Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or is presented within the consolidated financial statements included in the Original Form 10-K or the notes thereto.

3. Exhibits.
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. In addition, the “Exhibit Index” below sets forth the additional exhibits required to be filed with this Amendment.

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
__________________
*        Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on April 17, 2026.

SEMRUSH HOLDINGS, INC.

By:	/s/ William Wagner
William Wagner Chief Executive Officer